Form 10QSB
period 2007-06-30
WREN, INC.
filed 2007-09-25
CIK 1311344

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒         QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

               For the quarterly period ended June 30, 2007

☐      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

               For the transition period from ____________ to ____________

Commission file number

333-122185

WREN, INC.

(Exact name of small business issuer as specified in its charter)

Nevada	87-0672359
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

P. O. Box 5005, PMB 42

Rancho Santa Fe, CA  92067

(Address of principal executive offices)

(858)756-0369

(Issuer's telephone number)

         Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the  registrant was required to file such reports),  and (2) has been subject to such filing  requirements for the past 90 days:   Yes ☒   No ☐

Indicate by check mark whether the Issuer is a shell company (as defined by Rule 12b-2 of the Exchange Act)  Yes ☐     No ☒

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

         Check whether the registrant filed all documents and reports required to be  filed  by  Section  l2,  13 or  15(d)  of  the  Exchange  Act  after  the distribution of securities under a plan confirmed by a court. Yes ☐   No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of June 30, 2007:  12,000,000 shares of common stock.

Transitional Small Business Disclosure Format (Check one):  Yes ☐   No ☒

PART I. Financial Information

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The financial statements included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Although certain information normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America has been condensed or omitted, the Registrant believes that the disclosures are adequate to make the information presented not misleading. These reports and filings attempt to advise interested parties of the risks and factors that may affect our business, financial condition and results of operations and prospects.

The unaudited condensed consolidated financial statements included herein reflect all adjustments, consisting only of normal recurring items, which, in the opinion of management, are necessary to present a fair statement of the results for the interim periods presented.

The results for interim periods are not necessarily indicative of trends or results to be expected for a full year.

WREN, INC.

[A Development Stage Company]

UNAUDITED CONDENSED BALANCE SHEETS

ASSETS
	June 30,	December 31,
	2007	2006

CURRENT ASSETS:
Cash	$25	$25
Inventory	30	30

Total Current Assets	55	55

OTHER ASSETS:
Deferred stock offering costs	15,000	15,000

Total Assets	$15,055	$15,055

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable	$8,613	$8,613
Accrued Interest – Related Party	1,248	612
Note Payable	17,228	15,903

Total Current Liabilities	27,089	25,128

STOCKHOLDERS' EQUITY (DEFICIT):
Preferred stock, $.001 par value,
5,000,000 shares authorized,
no shares issued and outstanding	-	-
Common stock, $.001 par value,
50,000,000 shares authorized,
12,000,000 shares issued and outstanding	12,000	12,000
Capital in excess of par value	4,500	4,500
Deficit accumulated during the
development stage	(28,534)	(26,573)

Total Stockholders' Equity (Deficit)	(12,034)	(10,073)

	$15,055	$15,055

Note: The Balance Sheet at December 31, 2006 was taken from the audited financial statements at that date and condensed.

The accompanying notes are an integral part of these unaudited condensed financial statements.

WREN, INC.

[A Development Stage Company]

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three		For the Six		From Inception
	Months Ended		Months Ended,		on March 7
	June 30,		June 30,		2001 Through
					June 30,
	2007	2006	2007	2006	2007

Revenue	$-	$-	$-	$-	$437
Cost of Goods Sold	-	-	-	-	135

Gross Profit	-	-	-	-	302

EXPENSES:
General and administrative	1,325	-	1,325	625	27,588

Total Expenses	1,325	-	1,325	625	(27,286)

Other Income/(Expense):

Interest Expense	(318)	(156)	(636)	(175)	(1,248)

LOSS BEFORE INCOME
TAXES	(1,643)	(156)	(1,961)	(800)	(28,534)

CURRENT TAX EXPENSE	-	-	-	-	-
DEFERRED TAX EXPENSE	-	-	-	-	-

NET LOSS	$(1,643)	$(156)	$(1,961)	$(800)	$(28,534)

LOSS PER COMMON SHARE:	$(.00)	$(.00)	$(.00)	$(.00)

The accompanying notes are an integral part of these unaudited condensed financial statements.

WREN, INC.

[A Development Stage Company]

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the Six		From Inception
	Months Ended		on March 7,
	June 30,		2001 Through
			June 30,
	2007	2006	2007

Cash Flows from Operating Activities:
Net loss	$(1,961)	$(800)	$(28,534)
Adjustments to reconcile net loss to net cash
used by operations:
Changes in assets and liabilities:
Increase (decrease) in accounts payable	-	(14,553)	8,613
(Increase) decrease in inventory	-	-	(30)
Increase in interest payable	636	175	1,248

Net Cash Provided (Used) by
Operating Activities	(1,325)	(15,178)	(18,703)

Cash Flows from Investing Activities:
Net cash (Used) by Investing Activities	-	-	-

Cash Flows from Financing Activities:
Proceeds from issuance of Common Stock	-	-	16,500
Stock offering costs	-	-	(15,000)
Increase (decrease) Note Payable	1,325	15,178	17,228

Net Cash Provided (Used) by
Financing Activities	1,325	15,178	18,728

Net Increase (Decrease) in Cash	-	-	25

Cash at Beginning of Period	25	-	-

Cash at End of Period	$25	$-	$25

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

Supplemental Schedule of Non-cash Investing and Financing Activities:
For the six months ended June 30, 2007:
None
For the six months ended June 30, 2006:
None

The accompanying notes are an integral part of these unaudited condensed financial statements.

WREN, INC.

[A Development Stage Company]

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization - Wren, Inc. (“the Company”) was organized under the laws of the State of Nevada on March 7, 2001.  The Company plans to market close-out or surplus merchandise via the internet.  The Company has not generated substantive revenues from its planned principal operations and is considered a development stage company as defined in Statement of Financial Accounting Standards No. 7.  The Company has, at the present time, not paid any dividends and any dividends that may be paid in the future will depend upon the financial requirements of the Company and other relevant factors.

Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2007 and 2006 and for the periods then ended have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2006 audited financial statements.  The results of operations for the periods ended June 30, 2007 and 2006 are not necessarily indicative of the operating results for the full year.

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern.  However, the Company has incurred losses since inception and has not yet been successful at establishing profitable operations.  Further, the Company has current liabilities in excess of current assets.  These factors raise substantial doubt about the ability of the Company to continue as a going concern.  In this regard, management is proposing to raise any necessary additional funds not provided by operations through loans or through additional sales of its common stock.  There is no assurance that the Company will be successful in raising this additional capital or in achieving profitable operations.  The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

WREN, INC.

[A Development Stage Company]

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 3 - LOSS PER SHARE

The following data show the amounts used in computing loss per share for the periods presented:

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Loss from operations
available to common
shareholders (numerator)	$(1,643)	$(156)	$(1,961)	$(800)

Weighted average number of
common shares outstanding
used in loss per share for the
period (denominator)	12,000,000	12,000,000	12,000,000	12,000,000

Dilutive loss per share was not presented, as the Company had no common stock equivalent shares for all periods presented that would affect the computation of diluted loss per share.

NOTE 4 – SUBSEQUENT EVENTS

Proposed Public Offering of Common Stock - The Company is proposing to make a public offering of 2,000,000 shares of common stock.  The Company has filed a registration statement with the United States Securities and Exchange Commission on Form SB-2.  An offering price of $0.05 per share has arbitrarily been determined by the Company.  The offering will be managed by the Company without any underwriter.  The units will be offered and sold by an officer of the Company, who will receive no sales commissions or other compensation in connection with the offering, except for reimbursement of expenses actually incurred on behalf of the Company in connection with the offering.  The Company has incurred stock offering costs of $15,000 as of June 30, 2007, such costs have been deferred and will be netted against the proceeds of the proposed public stock offering.

Item 2.   Management's Discussion and Analysis or Plan of Operation.

For the six months ended June 30, 2007 and 2006

The Company had no revenue for the six month periods ended June 30, 2007 and June 30, 2006.

General and administrative expenses for the six months ended June 30, 2007 were $1,325 compared to $625 in the same period in 2006. The expense was, mainly due to increased professional fees.

Interest expense increased during the six month period ended June 30, 2007 increased to $636 from $175, as compared to the same period in 2006.

Net Loss for the six months ended June 30, 2007 was $1,961 compared to $800 in the same period in 2006.

For the three months ended June 30, 2007 and 2006

The Company had no revenue for the three month periods ended June 30, 2007 and June 30, 2006.

General and administrative expenses for the three months ended June 30, 2007 increased by $1,325 compared to $0 in the same period in 2006. The increase was mainly due to professional fees.

Interest expense increased during the three month period ended June 30, 2007 increased to $318 from $156, as compared to the same period in 2006.

Net Loss for the three months ended June 30, 2007 was $1,643 compared to $156 during the same period in 2006.

Financial Condition

The Company had cash on hand of $25.

As of June 30, 2007, the Company's working capital deficit was $27,034, as compared to a deficit of $25,073 at December 31, 2006.

To meet its working capital needs, the Company is in the process of conducting a common stock offering of $75,000 to $100,000 at $0.05 per share.

Plan of Operation

We intend to use some of the proceeds from a public offering to purchase equipment for resale from Pine Valley, Ltd., or if we locate other suitable sources of inventory, we will determine the best return on investment and purchase inventory accordingly.  We will also use proceeds from our offering to development our website, market and advertise our products, apply to working capital and if we receive more than our minimum offering amount, we will search for additional inventory we can resell.  Our exclusive right of sale contract with Pine Valley contains an option to purchase their entire inventory for a fixed cash payment of $25,000.  The option expires October 31, 2007.  The inventory has an estimated retail value of $84,000 and is offered to Wren, Inc. at a 71% discount. The inventory consists of milled putters, ladies’ metal woods, golf balls, leather golf gloves, golf caps, golf shirts, children’s drivers and sunscreen in various quantities as outlined in Exhibit A of our Exclusive Right of Sale Contract which was included as an exhibit to our registration statement. We intend to take advantage of this option with proceeds of our offering, unless we find other sources of inventory that would produce a better return on investment.

Our plan of operation for the next 12 months consists of the following activities:

· Purchase Pine Valley, Ltd.’s entire sporting goods inventory for $25,000 or other suitable inventory based upon best return for the investment.

· Arrange for warehousing of merchandise.

· Purchase packaging and shipping materials including boxes, tape and packing peanuts etc.

· Develop a website where customers may be directed to shop for our inventory.

· Establish accounts on internet auction websites such as eBay.com and Golfclubexchange.com.

· Advertise our inventory on these auction websites and online classified ad websites.

· Process orders and ship purchased items to customers.

· Purchase future inventory as proceeds allow.

The following table reflects the amount and timing of expenditures necessary to implement our plan of operation.

TASK	TIMING	ESTIMATED COST
	Following closing of offering
Purchase inventory	Immediately	$25,000
Purchase packaging and shipping materials	Up to 1 month	$500
Develop our website	Up to 2 months	$2,000
Advertise our inventory on the internet	Up to 2 months	$5,000
Purchase future inventory	Up to 1 year	Up to $25,000

We believe that within two months of completion of our offering, we can begin promotion and marketing of our inventory.

Should we receive the minimum offering of $75,000, we will realize net proceeds of approximately $50,000.  This amount will enable us to begin the above listed operations, plus, purchase necessary supplies, and will provide us with sufficient capital for the next twelve months.  Should we receive the maximum amount of the offering, we will realize net proceeds of approximately $75,000.  Receiving the maximum amount of the offering will enable us to purchase future inventory and provide us with sufficient capital for the next twelve months.  We estimate that we will be able to apply approximately $25,000 to the purchase of future inventory if we receive the maximum amount of the offering.

We do not intend to use any of the proceeds from our offering to pay any salary or compensation to our sole officer or director.

We estimate our monthly burn rate to be approximately $750 per month.  This is based on our expenses as stated in our historical financial statements.  This includes our legal and accounting costs as well as current overhead expenses.

Tryant, LLC, of which Dan Drummond is a member, has verbally agreed to pay the ongoing expenses of Wren in exchange for a Promissory Note, until such time as Wren completes this offering.  The first note was issued on June 30, 2006 in the amount of $15,178 and accrues interest at eight percent (8%) per annum and is payable on demand.  The Company has another note payable issued on December 31, 2006, at eight percent (8%) in the amount of $725 from Tryant, LLC.  There is no firm or written commitment by Tryant, LLC to continue funding our ongoing expenses.  We have no guarantee that additional funding will be available from Tryant, LLC or any other source.

Costs associated with being a public company are much higher than those of a private company.  Wren, a new start-up in early development, has chosen public registration before the business has developed a predictable cash flow. There are present registration expenses and future legal and accounting expenses, future reporting requirements to the SEC, future exchange listing requirements, and future investor relation costs that must be borne by a public company but not by a private company. These costs can be a burdensome expense which could adversely affect our financial survival.  The onerous regulatory costs, reporting requirements, and management details, which must be met when registering and maintaining a public company, may make the economic viability of Wren very doubtful.

Subsequent Events

Subsequent to the date of this report, our registration statement on Form SB-2 was declared effective by the Securities and Exchange Commission on August 8, 2007.  We are offering a minimum of 1,500,000 common shares and a maximum of 2,000,000 common shares at a price of $0.05 per share.  As of September 11, 2007, we had not yet reached the minimum offering amount and had not yet issued any of the registered shares.

Item 3.   Controls and Procedures.

As of the end of the period covered by this Quarterly Report, we carried out an evaluation, under the supervision and with the participation of our President and Treasurer, of the effectiveness of our disclosure controls and procedures.  Based on this evaluation, our President and Treasurer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic Securities and Exchange Commission reports.  It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.  In addition, we reviewed our internal controls over financial reporting, and there have been no changes in our internal controls or in other factors in the last fiscal quarter that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.

None; not applicable.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

None; not applicable.

Item 3.   Defaults Upon Senior Securities.

None; not applicable.

Item 4.   Submission of Matters to a Vote of Security Holders.

None; not applicable.

Item 5.   Other Information.

None; not applicable.

Item 6.   Exhibits and Reports on Form 10-Q.

31.1	Certification by CEO pursuant to 18 USC Section 1350
as adopted by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by CFO pursuant to 18 USC Section 1350
as adopted by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by CEO pursuant to 18 USC Section 1350
as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by CFO pursuant to 18 USC Section 1350
as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Wren, Inc.

Date:  September 25, 2007

/s/ Daniel D. Drummond

Daniel D. Drummond

President and CEO, CFO