Form 10QSB
period 2007-09-30
WREN, INC.
filed 2007-10-26
CIK 1311344

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒       QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 2007

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

         Check whether the registrant filed all documents and reports required to be  filed  by  Section  l2,  13 or  15(d)  of  the  Exchange  Act  after  the distribution of securities under a plan confirmed by a court. Yes ☒   No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of September 30, 2007:  12,000,000 shares of common stock.

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

WREN, INC.

[A Development Stage Company]

UNAUDITED CONDENSED BALANCE SHEETS

ASSETS
	September 30,	December 31,
	2007	2006

CURRENT ASSETS:
Cash	$39	$25
Inventory	30	30

Total Current Assets	69	55

OTHER ASSETS:
Deferred stock offering costs	15,000	15,000

Total Assets	$15,069	$15,055

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable	$8,713	$8,613
Accrued Interest – Related Party	1,566	612
Note Payable	17,328	15,903

Total Current Liabilities	27,607	25,128

STOCKHOLDERS' EQUITY (DEFICIT):
Preferred stock, $.001 par value,
5,000,000 shares authorized,
no shares issued and outstanding	-	-
Common stock, $.001 par value,
50,000,000 shares authorized,
12,000,000 shares issued and outstanding	12,000	12,000
Capital in excess of par value	4,500	4,500
Deficit accumulated during the
development stage	(29,038)	(26,573)

Total Stockholders' Equity (Deficit)	(12,538)	(10,073)

	$15,069	$15,055

Note: The Balance Sheet at December 31, 2006 was taken from the audited financial statements at that date and condensed.

The accompanying notes are an integral part of these unaudited condensed financial statements.

WREN, INC.

[A Development Stage Company]

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

					From
					Inception
					on
					March 7,
	For the Three		For the Nine		2001
	Months Ended		Months Ended		Through
	September 30,		September 30,		Sept. 30,
	2007	2006	2007	2006	2007

Revenue	$-	$-	$-	$-	$437
Cost of Goods Sold	-	-	-	-	135

Gross Profit	-	-	-	-	302

EXPENSES:
General and administrative	186	625	1,511	1,250	27,774

Total Expenses	186	625	1,511	1,250	(27,774)

Loss before other Expense	(186)	(625)	(1,511)	(1,250)	(27,472)

Other Income/(Expense):

Interest Expense	(318)	(270)	(954)	(445)	(1,566)

LOSS BEFORE INCOME
TAXES	(504)	(895)	(2,465)	(1,695)	(29,038)

CURRENT TAX EXPENSE	-	-	-	-	-
DEFERRED TAX EXPENSE	-	-	-	-	-

NET LOSS	$(504)	$(895)	$(2,465)	$(1,695)	$(29,038)

LOSS PER COMMON SHARE:	$(.00)	$(.00)	$(.00)	$(.00)

The accompanying notes are an integral part of these unaudited condensed financial statements.

WREN, INC.

[A Development Stage Company]

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

			From
			Inception
			on March 7,
	For the Nine		2001
	Months Ended		Through
	September 30,		Sept. 30,
	2007	2006	2007

Cash Flows from Operating Activities:
Net loss	$(2,465)	$(1,695)	$(29,038)
Adjustments to reconcile net loss to net cash
used by operations:
Changes in assets and liabilities:
Increase (decrease) in accounts payable	100	(14,653)	8,713
(Increase) decrease in inventory	-	-	(30)
Increase in interest payable	954	445	1,566

Net Cash Provided (Used) by
Operating Activities	(1,411)	(15,903)	(18,789)

Cash Flows from Investing Activities:
Net cash (Used) by Investing Activities	-	-	-

Cash Flows from Financing Activities:
Proceeds from Advances Payable	-	725	-
Proceeds from issuance of Common Stock	-	-	16,500
Stock offering costs	-	-	(15,000)
Increase (decrease) Note Payable	1,425	15,178	17,328

Net Cash Provided (Used) by
Financing Activities	1,425	15,903	18,828

Net Increase (Decrease) in Cash	14	-	39

Cash at Beginning of Period	25	-	-

Cash at End of Period	$39	$-	$39

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

Supplemental Schedule of Non-cash Investing and Financing Activities:

For the Nine months ended September 30, 2007:

None

For the Nine months ended September 30, 2006:

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

Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2007 and 2006 and for the periods then ended have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2006 audited financial statements.  The results of operations for the periods ended September 30, 2007 and 2006 are not necessarily indicative of the operating results for the full year.

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

WREN, INC.

[A Development Stage Company]

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 3 - LOSS PER SHARE

The following data show the amounts used in computing loss per share for the periods presented:

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Loss from operations
available to common
shareholders (numerator)	$(504)	$(895)	$(2,465)	$(1,695)

Weighted average number of
common shares outstanding
used in loss per share for the
period (denominator)	12,000,000	12,000,000	12,000,000	12,000,000

Dilutive loss per share was not presented, as the Company had no common stock equivalent shares for all periods presented that would affect the computation of diluted loss per share.

NOTE 4 – SUBSEQUENT EVENTS

Proposed Public Offering of Common Stock - The Company is proposing to make a public offering of 2,000,000 shares of common stock.  The Company has filed a registration statement with the United States Securities and Exchange Commission on Form SB-2, which was declared effective on August 8, 2007.  An offering price of $0.05 per share has arbitrarily been determined by the Company.  The offering will be managed by the Company without any underwriter.  The shares will be offered and sold by an officer of the Company, who will receive no sales commissions or other compensation in connection with the offering, except for reimbursement of expenses actually incurred on behalf of the Company in connection with the offering.  The Company has incurred stock offering costs of $15,000 as of September 30, 2007, such costs have been deferred and will be netted against the proceeds of the proposed public stock offering. The Company has not yet sold any shares under this offering.

Item 2.   Management's Discussion and Analysis or Plan of Operation.

For the nine months ended September 30, 2007 and 2006

The Company had no revenue for the nine month periods ended September 30, 2007 and September 30, 2006.

General and administrative expenses for the nine months ended September 30, 2007 were $1,511 compared to $1,250 in the same period in 2006. The expense was, mainly due to increased professional fees.

Interest expense increased during the nine month period ended September 30, 2007 to $954 from $445, as compared to the same period in 2006.

Net Loss for the nine months ended September 30, 2007 was $2,465 compared to $1,695 in the same period in 2006.

For the three months ended September 30, 2007 and 2006

The Company had no revenue for the three month periods ended September 30, 2007 and September 30, 2006.

General and administrative expenses for the three months ended September 30, 2007 decreased to $186 compared to $625 in the same period in 2006. The decrease was mainly due to a reduction of professional fees during this period.

Interest expense increased during the three month period ended September 30, 2007 to $318 from $270, as compared to the same period in 2006.

Net Loss for the three months ended September 30, 2007 was $504 compared to $895 during the same period in 2006.

Financial Condition

The Company had cash on hand of $39.

As of September 30, 2007, the Company's working capital deficit was $27,538, as compared to a deficit of $25,073 at December 31, 2006.

To meet its working capital needs, the Company is in the process of conducting a common stock offering of $75,000 to $100,000 at $0.05 per share.  As of the date of this report, the Company had not yet sold any stock in the public offering.

Plan of Operation

We intend to use some of the proceeds from our public offering to purchase equipment for resale from Pine Valley, Ltd., or if we locate other suitable sources of inventory, we will determine the best return on investment and purchase inventory accordingly.  We will also use proceeds from this offering to development our website, market and advertise our products, apply to working capital and if we receive more than our minimum offering amount, we will search for additional inventory we can resell.  Our exclusive right of sale contract with Pine Valley contains an option to purchase their entire inventory for a fixed cash payment of $25,000.  The option expires October 31, 2007.  The inventory has an estimated retail value of $84,000 and is offered to Wren, Inc. at a 71% discount. The inventory consists of milled putters, ladies’ metal woods, golf balls, leather golf gloves, golf caps, golf shirts, children’s drivers and sunscreen in various quantities as outlined in Exhibit A of our Exclusive Right of Sale Contract which is included as an exhibit to our registration statement. We intend to take advantage of this option with proceeds of the offering, unless we find other sources of inventory that would produce a better return on investment.

Our plan of operation for the next 12 months consists of the following activities:

Purchase Pine Valley, Ltd.’s entire sporting goods inventory for $25,000 or other suitable inventory based upon best return for the investment.

Arrange for warehousing of merchandise.

Purchase packaging and shipping materials including boxes, tape and packing peanuts etc.

Develop a website where customers may be directed to shop for our inventory.

Establish accounts on internet auction websites such as eBay.com and Golfclubexchange.com.

Advertise our inventory on these auction websites and online classified ad websites.

Process orders and ship purchased items to customers.

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

We believe that within two months of completion of the offering, we can begin promotion and marketing of our inventory.

Should we receive the minimum offering of $75,000, we will realize net proceeds of $50,000.  This amount will enable us to begin the above listed operations, plus, purchase necessary supplies, and will provide us with sufficient capital for the next twelve months.  Should we receive the maximum amount of the offering, we will realize net proceeds of $75,000.  Receiving the maximum amount of the offering will enable us to purchase future inventory and provide us with sufficient capital for the next twelve months.  We estimate that we will be able to apply approximately $25,000 to the purchase of future inventory if we receive the maximum amount of the offering.

We do not intend to use any of the proceeds from our offering to pay any salary or compensation to our sole officer or director.

We estimate our monthly burn rate to be approximately $750 per month.  This is based on our expenses as stated in our historical financial statements.  This includes our legal and accounting costs as well as current overhead expenses.

Tryant, LLC, of which Dan Drummond is a member and president, has verbally agreed to pay the ongoing expenses of Wren in exchange for a Promissory Note, until such time as Wren completes the offering.  The first note was issued on June 30, 2006 in the amount of $15,178 and accrues interest at eight percent (8%) per annum and is payable on demand.  The Company has another note payable issued on December 31, 2006, at eight percent (8%) in the amount of $725 from Tryant, LLC.  There is no firm or written commitment by Tryant, LLC to continue funding our ongoing expenses.  We have no guarantee that additional funding will be available from Tryant, LLC or any other source. The balance of this note has increased $1,425 in 2007.

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

Item 3.   Controls and Procedures.

(a)

Evaluation of disclosure controls and procedures. Based on the evaluation of our disclosure controls and procedures (as defined in Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) required by Securities Exchange Act Rules 13a-15(b) or 15d-15(b), our Chief Executive Officer and Chief Financial Officer have concluded that as of the end of the period covered by this report, our disclosure controls and procedures were effective.

(b)

Changes in internal controls. There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

At the end of 2007, Section 404 of the Sarbanes-Oxley Act will require our management to provide an assessment of the effectiveness of our internal control over financial reporting, and at the end of 2008, our independent registered public accountants will be required to audit management’s assessment. We have not yet started the process of performing the system and process documentation, evaluation and testing required for management to make this assessment and for its independent registered public accountants to provide their attestation report. This process will require significant amounts of management time and resources. In the course of evaluation and testing, management may identify deficiencies that will need to be addressed and re-mediated

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.

    None; not applicable.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

    None; not applicable.

Item 3.   Defaults Upon Senior Securities.

    None; not applicable.

Item 4.   Submission of Matters to a Vote of Security Holders.

    None; not applicable.

Item 5.   Other Information.

    None; not applicable.

Item 6.   Exhibits and Reports on Form 10-Q.

Exhibit No.	SEC Ref. No.	Title of Document	Location

1	31.1	Certification of the Principal Executive Officer/ Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Attached

2	32.1	Certification of the Principal Executive Officer/ Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*	Attached

* The Exhibit attached to this Form 10-QSB shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934 (the "Exchange Act") or otherwise subject to liability under that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act, except as expressly set forth by specific reference in such filing.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Wren, Inc.

Date:  October 26, 2007

/s/ Daniel D. Drummond

Daniel D. Drummond

President and CEO, CFO