Form 10KSB
period 2007-12-31
WREN, INC.
filed 2008-03-31
CIK 1311344

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to________________

Commission file number 333-122185

WREN, INC.

(Name of small business issuer in its charter)

Nevada	87-0672359
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

P. O. Box 5005, PMB 42, Rancho Santa Fe, CA	92067
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number  (858)756-0369

Securities registered under Section 12(b) of the Exchange Act:  None

Securities registered under Section 12(g) of the Exchange Act:  None

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  ☐

Note – Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

SEC 2337 (12-05)

Persons who are to respond to the collection of information contained in this form are not required to respond unless the form displays a currently valid OMB control number.

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.   ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                  Yes ☐     No ☒

State issuer’s revenues for its most recent fiscal year:

$-0-

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

Our common stock is not traded on any market or listed on any exchange.  There was not an active market and no trading volume during fiscal 2007 and there has been no trading volume in 2008, therefore the aggregate market value of the issuer’s common stock held by non-affiliates at March 24,  2008 is deemed to be $-0-.

Note: If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are stated.

(ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS)

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

         Yes ☐     No ☐

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.   As of March 24, 2008 there were 13,601,262 shares of common stock, par value $.001 issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 (“Securities Act”). The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990).

Transitional Small Business Disclosure Format (Check one): Yes ☐ ; No  ☒

PART I

Item 1. Description of Business

Forward-Looking Statement Notice

When used in this report, the words “may,” “will,” “expect,” “anticipate,” “continue,” “estimate,” “project,” “intend,” and similar expressions are intended to identify forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 regarding events, conditions, and financial trends that may affect the Company’s future plans of operations, business strategy, operating results, and financial position.  Persons reviewing this report are cautioned that any forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties and that actual results may differ materially from those included within the forward-looking statements as a result of various factors.

Our Business

We formed as a Nevada corporation on March 7, 2001 as Wren, Inc. We had no business activities until September 2004 when we determined to pursue our current business plan of selling items via the internet.  Our activities have been limited to identifying certain merchandise for resale and writing our business plan.  We intend to liquidate distressed or surplus inventory via the internet. We intend to be a seller of closeout merchandise and offer customers a discount over retail pricing.  We believe our business can offer suppliers an attractive alternative to in-store liquidation sales that may detract from their ongoing efforts.

On December 7, 2005, we had a change in control whereby Mr. Daniel D. Drummond purchased 11,750,000 of our issued and outstanding shares, representing 97.9% from our shareholders in a private transaction, placing Mr. Drummond in control of Wren.  Mr. Drummond then assumed the position as our sole officer and director.

In order to commence our business operations, we have purchased golfing equipment inventory from Pine Valley, Ltd. for $25,000. The inventory consists of milled putters, ladies’ metal woods,  and leather golf gloves, in various quantities.

Our primary goal is to market specific closeout items via internet ads and auctions which will have links to our future website where customers may shop for related products.  We believe that internet shoppers first search for a specific item, and second, search for a shopping store or website where they can purchase that item.  Accordingly, we do not intend to promote our web site as a destination shopping place.  However, if as a result of sales through internet ads and auctions our website becomes a destination shopping place, we may reconsider our advertising and promotional strategies.

Although, we believe, the supply of closeout merchandise is inconsistent in terms of sources, items available, quantities, sizes, and prices, we believe there is a continual flow of overstocked, closeout merchandise, which is a result of over forecasting on the part of manufacturers and retailers.  Because accurately predicting consumer demand will continue to be the most inaccurate step in the retailing process, we anticipate that we will be able to purchase overstocked, closeout merchandise at substantial discounts and preferably on a consignment basis in order to provide us with adequate margins and with adequate protection in the event that the products do not sell without substantial discounting because of market saturation or product obsolescence.  In a consignment situation, Wren would keep a percentage of the sale price of the consigned inventory as a commission when the sale is made on behalf of a seller.

Wren’s target commission for consigned inventory is 15% of the sale price.  Both parties would agree on the amount or percentage of price the seller receives and how much is due Wren as commission.  Wren would use its best efforts to sell the consigned products to its customers in the ordinary course of its business.  We intend to contract with other suppliers, on a consignment basis if possible, in order to preserve cash, reduce the risk of non-sellable items, and avoid the need to warehouse inventory.  Whenever possible, we intend to test the sale-ability of the products on eBay before purchasing the entire inventory.

The online sales market is rapidly changing and highly competitive.  It has few barriers to entry, and new websites are being launched everyday.  With the success of eBay and PayPal, many of the risks of buying and selling merchandise from unknown buyers and sellers have been minimized.  For example, eBay created PayPal to provide buyers with assurance that they will get their money back in the event that the seller doesn’t perform while protecting the seller from customers who don’t pay.  eBay also has a rating system where customers report on the trustworthiness of the sellers.  Initially, eBay will be our primary sales vehicle.

In addition to eBay we intend to sell our products via Internet auctions and classified ads such as Overstock.com, Monkeyads.com, Golfclubexchange.com, and Sportified.com.  Although the rates charged by these sites vary (for example, Golfclubexchange.com charges approximately 4% and Monekyads.com are free), we anticipate an average total fee of 6% per item we sell and that customer response will dictate the advertising venues upon which we list our inventory.

We do not plan to hire employees with our first year of operation.  Our president, who will work on a part-time basis, will be our only employee.  Part-time employees may be hired to package and ship products as required depending on volume of sales, and we may hire full-time employees as needed once we begin generating revenues and have proven our business model.  If needed, our President may provide his garage for warehousing purposes or we may contract with our suppliers to provide warehouse space.

Initially, Mr. Drummond will place the ads for our inventory, collect sales proceeds, package and ship products.  Each ad will require a digital photo of the item along with a product description.  Once the item has been sold, the payment must be collected and the item shipped to the purchaser.  Costs associated with these tasks mostly involve time with hard costs being packaging and shipping.  The hard costs will be minimized by having the purchaser pay a shipping and handling fee appropriate for the items purchased.  In addition to placing ads and fulfilling orders, Mr. Drummond will continue to seek additional inventory to sell.

Target Market Overview

Our target market will be individuals with internet access who are seeking items at a significant discount from retail prices.  Individuals in our target market may be end users of our products or they may be resellers looking to purchase items at a discount for resale. Due to the rapidly changing and highly competitive environment of the online sales market, our success in this market will depend upon our ability to compete with other online sellers on price, advertising, product quality, brand awareness and name recognition, payment options, and shipping costs and methods.

Business Strategy

Our initial objective is to purchase, market and sell the Pine Valley, Ltd. golf equipment inventory or such other inventory as we may locate and determine to be a better return on investment. Our secondary objective is to use proceeds from our public offering to identify and purchase up to $25,000 in future inventory for resale through similar channels, namely online auction and advertising websites such as eBay.  We intend to search for future inventory of overstock and surplus items for resale using internet ads, newspaper ads, liquidation sales, bankruptcy and estate sale notices, as well as foreclosure and repossession notices.

We generally intend to receive proceeds from the sale of inventory and any future inventories through online transactions with services such as Pay Pal or by accepting cashiers checks or money orders.

We intend to offer our inventory at a fair discounted price to maintain the initial impulse of the buyer.  We consider a fair discounted price to be a price competitive with that of similar products being sold online.  Our prices will be based upon a combination of packaging, shipping and marketing costs as well as the prices of similar products available online. Although we have no existing contracts with manufacturers or distributors and will be competing with other online resellers, we believe we can offer competitive pricing by:

•

closely monitoring our expenses and reducing the overall cost of doing business; and

•

accepting a smaller profit margin.  We recognize that Wren, Inc. is a newcomer in the online sporting goods market with no market share.  As a result, we are willing to accept a smaller profit margin to maintain the consumer’s initial impulse with a competitive price.

If we cannot purchase our inventory at reduced prices, we may have to charge a premium price that could impact our sales and potential revenue.

In addition to eBay, we intend to sell our products via internet auctions and classified ads such as Overstock.com, Monkeyads.com, Golfclubexchange.com, and Sportified.com.  These companies facilitate the sale of items and in return receive a listing fee, a selling commission or both.  Although there are some internet classifieds that charge no fees or commissions for listing items, there efficacy is limited.  We believe that eBay will become the most effective website for selling our inventory, but we will advertise on the site or on the mix of sites that prove most effective.

We intend to create a website to which prospective customers may be directed from other websites such as eBay.com to browse for and purchase similar items. As such, our website will not be a destination website, and outside of listing items on internet auctions and internet classifieds, we will not advertise or otherwise promote our website.

Competition

The online liquidation industry is large and rapidly expanding. Wren fully expects competition with other resellers to be intense.  Some resellers may have substantially more inventory and or resources than Wren and may be able to offer prospective consumers more competitive pricing than we can.  In order to establish a successful pricing schedule, management intends to list its merchandise on a variety of websites. The determining factor of where we will advertise depends upon which website delivers the best results. In this way, management believes it will be able to maximize efficiency and profits.

Governmental Regulation

Although we intend to comply with all applicable laws and regulations, we cannot assure you that we are in compliance or that we will be able to comply with all future laws and regulations.  Additional federal or state legislation, or changes in regulatory implementation, may limit our activities in the future or significantly increase the cost of regulatory compliance.  If we fail to comply with applicable laws and regulations, criminal sanctions or civil remedies, including fines, injunctions, or seizures, could be imposed on us.  This could have a material adverse effect on our operations.

Several proposals have been made at the U.S. state and local level that would impose additional taxes on the sale of goods and services through the Internet. These proposals, if adopted, could substantially impair the growth of e-commerce, and could diminish our opportunity to derive financial benefit from our activities. In December 2004, the U.S. federal government enacted legislation extending the moratorium on states and other local authorities imposing access or discriminatory taxes on the Internet through November 2007. This moratorium does not prohibit federal, state, or local authorities from collecting taxes on our income or from collecting taxes that are due under existing tax rules. In conjunction with the Streamlined Sales Tax Project, the U.S. Congress continues to consider overriding the Supreme Court’s Quill decision, which limits the ability of state governments to require sellers outside of their own state to collect and remit sales taxes on goods purchased by in-state residents. An overturning of the Quill decision would harm our users and our business.

Employees

We have no employees and no formal employment agreements with our officer.  We do not intend to hire employees until our operations require expansion.  Our officer has agreed to devote such time resources as necessary for the development of our business.  It is anticipated that upon completion of the offering up to 20 hours per week will be devoted to the business, including work done by Mr. Drummond or his assistant(s) working on his behalf and not at Company expense .  Our officer and director is entitled to reimbursement for reasonable out of pocket expenses, which he incurs or authorizes on our behalf.

Item 2.  Description of Property.

We own no real property, nor do we currently lease any office space or facilities.  We use the home office of our President, Daniel D. Drummond, rent free, as our principal executive offices.  Our address is P. O. Box 5005, PMB 42 Rancho Santa Fe, CA  92067. We have no plans to expand beyond our current facilities and we intend to maintain our current office situation for at least the next twelve months.

Item 3.  Legal Proceedings.

No legal proceedings are threatened or pending against Wren or any of our officers or directors.  Further, none of our officers, directors or affiliates are parties against Wren or have any material interests in actions that are adverse to our own.

Item 4.  Submission of Matters to a Vote of Securities Holders.

None.

PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.

Our common stock is not listed on any exchange or traded on any market. There was not an active market and no trading volume during fiscal 2007 and there has been no trading volume in 2008.

As of March 24, 2008, there were approximately 46 shareholders of record holding 13,601,262 shares of common stock. The holders of common stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. Holders of the common stock have no preemptive rights and no right to convert their common stock into any other securities. There are no redemption or sinking fund provisions applicable to the common stock.

We have not paid, nor declared, any cash dividends since our inception and do not intend to declare any such dividends in the foreseeable future. Our ability to pay cash dividends is subject to limitations imposed by Nevada law. Under Nevada law, cash dividends may be paid to the extent that a corporation’s assets exceed its liabilities and it is able to pay its debts as they become due in the usual course of business.

Item 6.  Management’s Discussion and Analysis or Plan of Operation.

Year Ended December 31, 2007

We have experienced losses since inception.  We generated $0 in revenues from operations during the year ended December 31, 2007.  Expenses during the year ended December 31, 2007 were $17,137 with interest expense of $1,272, giving us a net loss of $18,409.  Expenses consisted of general and administrative expenses, office equipment and professional fees.

Liquidity and Capital Resources

At December 31, 2007, we had $104 in available cash on hand and $24,552 in inventory for a total of $24,656 in current assets.  Additionally, we had deferred offering costs of $15,000, making our total assets $39,656 for year end December 31, 2007.    We anticipate our expenses for the next twelve months will be approximately $40,000.

The Company filed a registration statement on Form SB-2 with the Securities and Exchange Commission to register a minimum of 1,500,000 shares and a maximum of 2,000,000 shares of common stock.  The public offering price is $0.05 per share.   The registration statement was declared effective on August 8, 2007.  The Company completed its offering on February 28, 2008 and raised $80,063.10 from the sale of 1,601,262 shares of common stock.

The following table sets forth our use of proceeds, as of March 24, 2008, from the sale of the 1,601,262 shares of common stock.

Description
Total Proceeds Less Offering-Related Expenses Legal Fees and Expenses Accounting Fees and Expenses Edgarizing and Filing Fees Registered Agents Fees Miscellaneous	$80,063.10 9,538.41 12,564.00 1195.00 225.00 60.00
Net Proceeds Available	56,480.69
Use of Net Proceeds Repayment of Note for Inventory Purchase Repayment of Note to Tryant, LLC. from working capital Website Development	$25,000.00 17,864.00 -0-
Internet Advertising Working Capital Future Inventory	-0- 13,616.69 -0-
TOTAL NET PROCEEDS	$56,480.69

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

Tryant, LLC, of which Dan Drummond is a member has verbally agreed to warehouse the Company’s merchandise at no charge to the Company.  There is no firm or written commitment by Tryant, LLC to continue this warehousing arrangement.

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

In the past we have relied on advances from our president to cover our operating costs.   Management anticipates that they have sufficient capital to meet our needs through the next 12 months.  However, there can be no assurances to that effect.  Our need for capital may change dramatically if we acquire an interest in a business opportunity during that period.  At present, we have no understandings, commitments or agreements with respect to the acquisition of any business venture, and there can be no assurance that we will identify a business venture suitable for acquisition in the future.  Further, we cannot assure that we will be successful in consummating any acquisition on favorable terms or that we will be able to profitably manage any business venture we acquire.  Should we require additional capital, we may seek additional advances from officers, sell common stock or find other forms of debt financing.

To demonstrate our commitment to maintaining ethical reporting and business practices, we adopted a Code of Ethics and Business Conduct.

Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109”, Statement of Financial Accounting Standards (“SFAS”) No. 141 (revised 2007), “Business Combinations”, SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51”, SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115”, SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”, SFAS No. 157, “Fair Value Measurements”, SFAS No. 156, “Accounting for Servicing of Financial Assets”, SFAS No. 155, “Accounting for Certain Hybrid Instruments”, and SFAS No. 154, “Accounting Changes and Error Corrections – a replacement of APB Opinion No. 20 and FASB Statement No. 3”, were recently issued. These recently-enacted accounting standards have no current applicability to the Company or their effect on the financial statements would not have been significant.

Item 7.  Financial Statements.

Our financial statements appear at the end of this report beginning with the Index to Financial Statements on page F-1.

Item 8A(T). Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures.  Our management, with the participation of our President, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our President concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective such that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our President, as appropriate to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Management’s Annual Report on Internal Control over Financial Reporting.  Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes of accounting principles generally accepted in the United States.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives.

Our management, with the participation of the President, evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework.  Based on this evaluation, our management, with the participation of the President, concluded that, as of December 31, 2007, our internal control over financial reporting was effective.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

 (b)  Changes in Internal Control over Financial Reporting.  There were no changes in the Company's internal controls over financial reporting, known to the chief executive officer or the chief financial officer, that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 8B. Other Information

There are no further disclosures. All information that was required to be disclosed in a Form 8-K during the fourth quarter, 2007 has been disclosed.

PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

The following table sets forth the name, age, position and office term of each executive officer and director of the Company.

Name	Age	Position	Director or Officer Since
Daniel D. Drummond	55	Chief Executive Officer,	December 7, 2005
		President, Secretary/
		Treasurer & Director

All officers hold their positions at the will of the Board of Directors.  All directors hold their positions for one year or until their successors are elected and qualified.

Set forth below is certain biographical information regarding the Company’s executive officer and director:

Daniel D. Drummond, Sole Officer and Director.  Mr. Drummond graduated with a Bachelor of Science degree from the United States Military Academy at West Point in 1975.  Following a military career with the U.S. Army, Mr. Drummond held positions with various companies in marketing, consulting and operations.  From October 2001 to December 2002, Mr. Drummond was Chief Executive Officer of Wieland Warison, Inc. where he was responsible for the day to day operations and administration of a firm specializing in manufacture of machined electrical components and machined aerospace components.  From April 2003 until December 2003, Mr. Drummond was Vice President of Systems Development for two start-up companies, PoweRX Pharmacy, a pain-management pharmacy, and PoweRx Technologies, a company specializing in the development of handheld prescription-writing applications and systems.  Since February 2004, Mr. Drummond has been a member of Tryant, LLC., a firm specializing in mergers and acquisitions.  Mr. Drummond is currently the president and a director of UAGH, Inc., of Prestige Capital Corporation, and of AcuRx, Inc.

The Company has no audit committee financial expert, as defined under Section 228.401, serving on its audit committee because it has no audit committee and is not required to have an audit committee because it is not a listed security as defined in Section 240.10A-3.

Item 10.  Executive Compensation

The following table sets forth certain summary information concerning the compensation paid or accrued for each of the Registrant’s last three completed fiscal years to the Registrant’s or its principal subsidiaries’ chief executive officers and each of its other executive officers that received compensation in excess of $100,000 during such period (as determined at December 31, 2007, the end of the Registrant’s last completed fiscal year).

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($) (4)	Option Awards ($) (4)	Non- Equity Incentive Plan Compen- sation ($)	Nonquali- fied Deferred Compen- sation Earnings ($)	All Other Compen- sation ($)	Total ($)

Daniel D. Drummond Sole Officer and Director	2007 2006 2005	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-

There are no compensatory plans or arrangements, including payments to be received from the Company, with respect to any person named in Cash Compensation set out above which would in any way result in payments to any such person’s termination of employment with the Company or any change in control of the Company, or a change in the person’s responsibilities following a change in control of the Company.

No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by the Company for the benefit of its employees.

Compensation of Directors

There are no agreements to compensate any of the directors for their services.

Our officers and directors are reimbursed for expenses incurred on our behalf.  Our officers and directors will not receive any finder’s fee as a result of their efforts to implement the business plan outlined herein.  However, our officers and directors anticipate receiving benefits as beneficial shareholders of our common stock.

We have not adopted any retirement, pension, profit sharing, stock option or insurance programs or other similar programs for the benefit of our employees.

Employment Contracts and Termination of Employment and Change in Control Arrangement.

There are no compensatory plans or arrangements, including payments to be received from the Company, with respect to any person named in Executive Compensation set out above which would in any way result in payments to any such person because of his resignation, retirement, or other termination of such person’s employment with the Company or its subsidiaries, or any change in control of the Company, or a change in the person’s responsibilities following a change of control of the Company.

Item 11.  Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth as of March 24, 2008, the number and percentage of the 13,601,262 shares of outstanding common stock which, according to the information supplied to the Company, were beneficially owned by (i) each person who is currently a director of the Company, (ii) each executive officer, (iii) all current directors and executive officers of the Company as a group and (iv) each person who, to the knowledge of the Company, is the beneficial owner of more than 5% of the outstanding common stock.  Except as otherwise indicated, the persons named in the table have sole voting and dispositive power with respect to all shares beneficially owned, subject to community property laws where applicable.

Title of	Name and Address of	Amount and Nature of	Percentage of Class
Class	Beneficial Owner	Beneficial Ownership

Common	Daniel D. Drummond (1)	11,750,000	86.39%
	P. O. Box 5005, PMB 42
	Rancho Santa Fe, CA 92067

Total Officers and Directors		11,750,000	86.39%
As a Group (1 Person)

(1) Officer and/or director

There are no contracts or other arrangements that could result in a change of control of the Company.

Item 12.  Certain Relationships and Related Transactions.

We utilize office space at the residence of Daniel D. Drummond to conduct our activities at no charge.  Tryant, LLC, of which Dan Drummond is a member has verbally agreed to warehouse the Company’s merchandise at no charge to the Company.  There is no firm or written commitment by Tryant, LLC to continue this warehousing arrangement.

Item 13.  Exhibits and Reports on Form 8-K.

(a)  Exhibits

The Company has adopted a code of ethics that applies to the Company’s principal executive officer, principal financial officer, principal accounting officer or controller.  The Company will provide, at no cost, a copy of the Code of Ethics to any shareholder of the Company upon receiving a written request sent to the Company’s address shown on Page 1 of this report.

Exhibit #	Description	Location

Exhibit 3(i)	Articles of Incorporation	*

Exhibit 3(ii)	Bylaws	*

Exhibit 31	Certification of the Principal Executive Officer and	Attached
Principal Financial Officer pursuant to Section 302
of the Sarbanes-Oxley Act of 2002

Exhibit 32	Certification of the Principal Executive Officer and	Attached
Principal Financial Officer pursuant to U.S.C. Section 1350
as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

*  Incorporated by reference. Filed as exhibit to SB-2 on January 21, 2005

**  The Exhibit attached to this Form 10-KSB shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934 (the "Exchange Act") or otherwise subject to liability under that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act, except as expressly set forth by specific reference in such filing.

(b)  Reports on Form 8-K.

The Company filed a Current Report on Form 8-K on November 21, 2007 regarding the contract for purchase of golf inventory.  No other reports were filed on Form 8-K for the quarter ended December 31, 2007.

Item 14. Principal Accountant Fees and Services

Audit Fee

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for the audit of Wren’s annual financial statement and review of financial statements included in Wren’s 10-QSB reports and services normally provided by the accountant in connection with statutory and regulatory filings or engagements were $5,535 for fiscal year ended 2006 and $7,029 for fiscal year ended 2007.

Audit-Related Fees

There were no fees for other audit-related services for fiscal years ended 2007 and 2006.

Tax Fees

There were no fees for tax compliance, tax advice and tax planning for the fiscal years 2007 and 2006.

All Other Fees

There were no other aggregate fees billed in either of the last two fiscal years for products and services provided by the principal accountant, other than the services reported above.

We do not have an audit committee currently serving and as a result our board of directors performs the duties of an audit committee.  Our board of directors will evaluate and approve in advance, the scope and cost of the engagement of an auditor before the auditor renders audit and non-audit services.  We do not rely on pre-approval policies and procedures.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WREN, INC.

Date: March 31, 2008

/s/ Daniel D. Drummond

Daniel D. Drummond

Chief Executive Officer and

Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 31, 2008

/s/ Daniel D. Drummond

Daniel D. Drummond

Director

WREN, INC.

[A Development Stage Company]

FINANCIAL STATEMENTS

DECEMBER 31, 2007

WREN, INC.

[A Development Stage Company]

CONTENTS

PAGE

—

Report of Independent Registered Public Accounting Firm

F-3

—

Balance Sheet, December 31, 2007

F-4

—

Statements of Operations, for the years

ended December 31, 2007 and 2006

and from inception on March 7, 2001

through December 31, 2007

F-5

—

Statement of Stockholders’ Equity (Deficit),

from inception on March 7, 2001 through

December 31, 2007

F-6

—

Statements of Cash Flows, for the years

ended December 31, 2007 and 2006

and from inception on March 7, 2001

through December 31, 2007

F-7

—

Notes to Financial Statements

F-8 – F-12

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

Wren, Inc.

Rancho Santa Fe, CA

We have audited the accompanying balance sheet of Wren, Inc. [a development stage company] as of December 31, 2007, and the related statements of operations, stockholders' equity (deficit) and cash flows for the years ended December 31, 2007 and 2006 and for the period from inception on March 7, 2001 through December 31, 2007.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Wren, Inc. as of December 31, 2007, and the results of its operations and its cash flows for the years ended December 31, 2007 and 2006 and for the period from inception on March 7, 2001 through December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that Wren, Inc. will continue as a going concern.  As discussed in Note 4 to the financial statements, Wren, Inc. has incurred losses since its inception and has not yet established profitable operations.  These factors raise substantial doubt about the ability of the Company to continue as a going concern.  Management’s plans in regards to these matters are also described in Note 4.  The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

/s/ Pritchett, Siler & Hardy, P.C.

PRITCHETT, SILER & HARDY, P.C.

March 28, 2008

Salt Lake City, Utah

WREN, INC.

[A Development Stage Company]

BALANCE SHEET

ASSETS
December 31,
2007
CURRENT ASSETS:
Cash	$104
Inventory	24,552

Total Current Assets	24,656

OTHER ASSETS:
Deferred offering costs	15,000

Total Assets	$39,656

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable	$23,158
Accrued Interest – Related Party	1,884
Advance Payable – Related Party	568
Note Payable – Related Party	42,528

Total Current Liabilities	68,138

STOCKHOLDERS' EQUITY (DEFICIT):
Preferred stock, $.001 par value,
5,000,000 shares authorized,
no shares issued and outstanding	-
Common stock, $.001 par value,
50,000,000 shares authorized,
12,000,000 shares issued and
outstanding	12,000
Capital in excess of par value	4,500
Deficit accumulated during the
development stage	(44,982)

Total Stockholders' Equity (Deficit)	(28,482)

Total Liabilities and Stockholders’ Equity (Deficit)	$39,656

The accompanying notes are an integral part of these financial statements.

WREN, INC.

[A Development Stage Company]

STATEMENTS OF OPERATIONS

	For the		From Inception
	Year Ended		on March 7,
	December 31,		2001 Through
			December 31,
	2007	2006	2007

REVENUE	$-	$25	$437
COST OF GOODS SOLD	-	4	135

GROSS PROFIT	-	21	302

EXPENSES:
General and administrative	17,137	8,753	43,400

LOSS BEFORE OTHER EXPENSES	(17,137)	(8,732)	(43,098)

OTHER INCOME/(EXPENSE):

Interest Expense-Related Party	(1,272)	(612)	(1,884)

LOSS BEFORE INCOME TAXES	(18,409)	(9,344)	(44,982)

CURRENT TAX EXPENSE	-	-	-

DEFERRED TAX EXPENSE	-	-	-

NET LOSS	$(18,409)	$(9,344)	$(44,982)

LOSS PER COMMON SHARE	$(.00)	$(.00)

The accompanying notes are an integral part of these financial statements.

WREN, INC.

[A Development Stage Company]

STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

FROM THE DATE OF INCEPTION ON MARCH 7, 2001

THROUGH DECEMBER 31, 2007

						Deficit
						Accumulated
	Preferred Stock		Common Stock		Capital in	During the
					Excess of	Development
	Shares	Amount	Shares	Amount	Par Value	Stage

BALANCE, March 7, 2001	-	$-	-	$-	$-	$-

Shares issued for cash at $.0001
per share, April 2001	-	-	10,000,000	10,000	(9,000)	-

Net loss for the year ended
December 31, 2001	-	-	-	-	-	(967)

BALANCE, December 31, 2001	-	-	10,000,000	10,000	(9,000)	(967)

Net loss for the year ended
December 31, 2002	-	-	-	-	-	(283)

BALANCE, December 31, 2002	-	-	10,000,000	10,000	(9,000)	(1,250)

Shares issued for cash at $.001
per share, August 2003	-	-	500,000	500	-	-

Net loss for the year ended
December 31, 2003	-	-	-	-	-	(282)

BALANCE, December 31, 2003	-	-	10,500,000	10,500	(9,000)	(1,532)

Shares issued for cash at $.01
Per share, September 2004	-	-	1,000,000	1,000	9,000	-

Shares issued for cash at $.01
Per share, September 2004	-	-	500,000	500	4,500	-

Net loss for the year ended
December 31, 2004	-	-	-	-	-	(7,433)

BALANCE, December 31, 2004	-	-	12,000,000	12,000	4,500	(8,965)

Net loss for the year ended
December 31, 2005	-	-	-	-	-	(8,264)

BALANCE, December 31, 2005	-	-	12,000,000	12,000	4,500	(17,229)

Net loss for the year ended
December 31, 2006	-	-	-	-	-	(9,344)

BALANCE, December 31, 2006	-	-	12,000,000	12,000	4,500	(26,573)

Net loss for the year ended
December 31, 2007	-	-	-	-	-	(18,409)

BALANCE, December 31, 2007	-	$-	12,000,000	$12,000	$4,500	$(44,982)

The accompanying notes are an integral part of these financial statements.

WREN, INC.

[A Development Stage Company]

STATEMENTS OF CASH FLOWS

	For the		From Inception
	Year Ended		on March 7,
	December 31,		2001 Through
			December 31,
	2007	2006	2007

Cash Flows From Operating Activities:
Net loss	$(18,409)	$(9,344)	$(44,982)
Adjustments to reconcile net loss to net cash
used by operating activities:
Change in assets and liabilities:
Increase (Decrease) in accounts payable	14,545	(7,150)	23,158
(Increase) Decrease in prepaid expenses	-	-	-
(Increase) Decrease in inventory	(24,522)	4	(24,552)
Increase (decrease) in Accrued interest	1,272	612	1,884

Net Cash Provided (Used) by
Operating Activities	(27,114)	(15,878)	(44,492)

Cash Flows From Investing Activities:

Net Cash (Used) by Investing Activities	-	-	-

Cash Flows From Financing Activities:
Proceeds from advances payable	568	-	568
Proceeds from note payable issuance	26,625	15,903	42,528
Proceeds from common stock issuance	-	-	16,500
Deferred stock offering costs	-	-	(15,000)

Net Cash Provided by Financing Activities	27,193	15,903	44,596

Net Increase (Decrease) in Cash	79	25	104

Cash at Beginning of Period	25	-	-

Cash at End of Period	$104	$25	$104

Supplemental Disclosures of Cash Flow Information:
Cash paid during the periods for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

Supplemental Schedule of Non-cash Investing and Financing Activities:

For the year ended December 31, 2007:

None

For the year ended December 31, 2006:

None

The accompanying notes are an integral part of these financial statements.

WREN, INC.

[A Development Stage Company]

NOTES TO FINANCIAL STATEMENTS

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

Cash and Cash Equivalents - The Company considers all highly liquid debt investments purchased with a maturity of three months or less to be cash equivalents.

Income Taxes - The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes.”  This statement requires an asset and liability approach for accounting for income taxes.

Revenue Recognition – The Company recognizes revenues in accordance with the Securities and Exchange Commission Staff Accounting Bulletin (SAB) number 104, "Revenue Recognition." SAB 104 clarifies application of U. S. generally accepted accounting principles to revenue transactions. Revenue is recognized when sales close and the inventory items are delivered to the customer. The Company records an account receivable for revenue earned but not yet collected. For revenue received in advance of services, the Company records a current liability classified as either deferred revenue or customer deposits.

Inventory - Inventory is carried at the lower of cost or market value using the specific identification method.  At December 31, 2007, inventory consists of Australian coin purses valued at $30 and golf equipment inventory consisting of putters, ladies’ woods sets and golf gloves valued at $24,522. The Company has estimated that no allowance for slow moving or obsolete inventory was necessary at December 31, 2007.

Loss Per Share - The Company computes loss per share in accordance with Statement of Financial Accounting Standards No. 128, “Earnings Per Share,” which requires the Company to present basic and dilutive loss per share when the effect is dilutive [See Note 6].

Accounting Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimated by management.

WREN, INC.

[A Development Stage Company]

NOTES TO FINANCIAL STATEMENTS

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recently Enacted Accounting Standards - Statement of Financial Accounting Standards (“SFAS”) No. 155, “Accounting for Certain Hybrid Financial Instruments – an amendment of FASB Statements No. 133 and 140”, SFAS No. 156, “Accounting for the Servicing of Financial Assets”, SFAS No. 157, “Fair Value Measurements”, SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R)”, SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115”, and SFAS No. 160, “Noncontrolling Interest in Consolidated Financial Statements” (as amended), were recently issued.  SFAS No. 155, 156, 157, 158, 159 and 160 have no current applicability to the Company or their effect on the financial statements would not have been significant.

NOTE 2 - CAPITAL STOCK

Preferred Stock - The Company has authorized 5,000,000 shares of preferred stock, $.001 par value, with such rights, preferences and designations and to be issued in such series as determined by the Board of Directors.  No shares are issued and outstanding at December 31, 2007.

Common Stock - The Company has authorized 50,000,000 shares of common stock with a $.001 par value.

In September 2004, the Company issued 1,000,000 shares of its previously authorized but unissued common stock.  Total proceeds from the sale of stock amounted to $10,000 (or $.01 per share).

In September 2004, the Company issued 500,000 shares of its previously authorized but unissued common stock.  Total proceeds from the sale of stock amounted to $5,000 (or $.01 per share).

In August 2003, the Company issued 500,000 shares of its previously authorized but unissued common stock.  Total proceeds of the sale amounted to $500 (or $.001 per share).

In April 2001, the Company issued 10,000,000 shares of its previously authorized but unissued common stock.  Total proceeds of the sale amounted to $1,000 (or $.0001 per share).

WREN, INC.

[A Development Stage Company]

NOTES TO FINANCIAL STATEMENTS

NOTE 2 – CAPITAL STOCK (Continued)

Stock Split - On June 15, 2001 the Company effected a 10-for-1 forward stock split.  The financial statements for all periods presented have been restated to reflect the stock split.

NOTE 3 - INCOME TAXES

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes”.  SFAS No. 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards.  The Company has available at December 31, 2007, an operating loss carryforward of approximately $45,000 which may be applied against future taxable income and which expires in various years through 2027.

The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined.  Due to a substantial change in the Company’s ownership, there is an annual limitation on the amount of net operating loss carryforwards which can be utilized.  Because of the uncertainty surrounding the realization of the loss carryforwards, the Company has established a valuation allowance equal to the tax effect of the loss carryforwards and, therefore, no deferred tax asset has been recognized for the loss carryforwards.  The net deferred tax asset is approximately $6,700 and $4,000 as of December 31, 2007 and 2006, respectively, with an offsetting valuation allowance of the same amount.  The change in the valuation allowance for the year ended December 31, 2007 is approximately $2,700.

NOTE 4 - GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern.  However, the Company has incurred losses since inception and has not yet been successful at establishing profitable operations.  Further, the Company does not have adequate working capital to support its planned operations.  These factors raise substantial doubt about the ability of the Company to continue as a going concern.  In this regard, management is proposing to raise any necessary additional funds not provided by operations through loans or through additional sales of its common stock.  There is no assurance that the Company will be successful in raising this additional capital or in achieving profitable operations.  The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

WREN, INC.

[A Development Stage Company]

NOTES TO FINANCIAL STATEMENTS

NOTE 5 - RELATED PARTY TRANSACTIONS

Management Compensation – During the years ended December 31, 2007 and 2006, the Company paid $-0- in compensation to its officers and directors.

Office Space - The Company has not had a need to rent office space.  An officer/shareholder of the Company is allowing the Company to use his office as a mailing address, as needed, at no expense to the Company.

Note Payable – Tryant, LLC, a stockholder of the Company verbally agreed to pay the ongoing expenses of the Company in exchange for a Promissory Note that will be issued semi-annually.

In June 2006, the Company issued a $15,178 note payable to Tryant, LLC. The note accrues interest at 8% per annum and is payable on demand. Accrued interest as of December 31, 2007 is $1,826. The note was subsequently paid in March 2008.

In December 2006, the Company issued a $725 note payable to Tryant, LLC. The note accrues interest at 8% per annum and is payable on demand. Accrued interest as of December 31, 2007 is $58. The note was subsequently paid in March 2008.

On October 31, 2007, the Company issued a $25,000 note payable to Daniel Drummond, our sole officer and director. The note is interest free and is payable on demand. The note was subsequently paid in March 2008.

In December 2007, the Company issued a $1,625 note payable to Tryant, LLC. The note accrues interest at 8% per annum and is payable on demand. Accrued interest as of December 31, 2007 is $0. The note was subsequently paid in March 2008.

NOTE 6 - LOSS PER SHARE

The following data show the amounts used in computing loss per share for the periods presented:

	For the
	Year Ended
	December 31,

	2007	2006

Loss available to common shareholders
(numerator)	$(18,409)	$(9,344)

Weighted average number of common shares
outstanding during the period used in loss per
share (denominator)	12,000,000	12,000,000

Dilutive loss per share was not presented, as the Company had no common equivalent shares for all periods presented that would affect the computation of diluted loss per share.

WREN, INC.

[A Development Stage Company]

NOTES TO FINANCIAL STATEMENTS

NOTE 7 – CHANGE OF CONTROL AND OWNERSHIP

Change in Control and Ownership – On December 7, 2005 the Board of Directors approved a Stock Purchase Agreement wherein 98% of the outstanding shares of the Company were purchased by a new shareholder and thereby effecting a change in control of the Company and relocating the operations of the Company to San Diego, California.

The Company accepted the resignation of the current officer and director and appointed a new director and officer.

NOTE 8 – SUBSEQUENT EVENTS

Public Offering of Common Stock –The Company filed a registration statement with the United States Securities and Exchange Commission on Form SB-2, which registration statement went effective on August 8, 2007.  Pursuant to the registration statement and associated prospectus, the Company sold a combined total of 1,601,262 shares of the Company’s common stock, at an arbitrarily set offering price of $0.05 per share for a total raise of $80,063.10.  There were a total of 42 subscribers to the offering, which was completed on February 28, 2008.  The offering was managed by the Company without any underwriter, with the shares offered and sold by an officer of the Company, who shall receive no sales commissions or other compensation in connection with the offering, except for reimbursement of expenses actually incurred on behalf of the Company in connection with the offering.  The Company has incurred stock offering costs estimated at $15,000 as of December 31, 2007, most of which costs were paid out of the proceeds of the offering.