Form 10-Q
period 2008-03-31
WREN, INC.
filed 2008-05-13
CIK 1311344

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008.

or

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________  to  ___________________________

Commission File Number:  333-122185

Wren, Inc.

(Exact name of registrant as specified in its charter)

Nevada	87-0672359
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

P. O. Box 5005, PMB 42 Rancho Santa Fe, CA 92067	92067
(Address of principal executive offices)	(Zip Code)

(858) 756-0369

(Registrant’s telephone number, including area code)

_______________________________________________________

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      ☒   Yes  ☐    No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐

Accelerated filer ☐

Non-accelerated filer ☐  (Do not check if a smaller reporting company)

Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐   Yes  ☒   No

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  ☐   Yes   ☐   No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of March 31, 2008:  13,601,262

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2008 and 2007 and for the periods then ended have been made.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2007 audited financial statements. The results of operations for the periods ended March 31, 2008 and 2007 are not necessarily indicative of the operating results for the full year.

WREN, INC.

[A Development Stage Company]

UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2008

WREN, INC.

[A Development Stage Company]

CONTENTS

		PAGE

-	Condensed Balance Sheets,
	March 31, 2008 (Unaudited) and December 31, 2007	5

-	Unaudited Condensed Statements of Operations,
	for the three months ended March 31, 2008,
	and 2007, and for the period from Inception
	on March 7, 2001 through
	March 31, 2008	6

-	Unaudited Condensed Statements of Cash Flows,
	for the three months ended March 31, 2008, and
	2007, and for the period from Inception
	on March 7, 2001 through
	March 31, 2008	7

-	Notes to Unaudited Condensed Financial Statements	8 – 9

WREN, INC.

[A Development Stage Company]

CONDENSED BALANCE SHEETS

ASSETS

	March 31,	December 31,
	2008	2007
CURRENT ASSETS:
Cash	$13,716	$104
Inventory	23,200	24,552
Total Current Assets	36,916	24,656

OTHER ASSETS:
Deferred stock offering costs	-	15,000

TOTAL ASSETS	$36,916	$39,656

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable	$7,361	$23,158
Accrued Interest – Related Party	1,548	1,884
Advance Payable - Related party	568	568
Note Payable	-	42,528
Total Current Liabilities	9,477	68,138

STOCKHOLDERS' EQUITY (DEFICIT):
Preferred stock, $.001 par value,
5,000,000 shares authorized,
no shares issued and outstanding	-	-
Common stock, $.001 par value,
50,000,000 shares authorized,
13,601,262 and 12,000,000 shares issued and outstanding	13,601	12,000
Capital in excess of par value	66,482	4500
Deficit accumulated during the
development stage	(52,644)	(44,982)
Total Stockholders' Equity (Deficit)	27,439	(28,482)
	$36,916	$39,656

Note: The balance sheet at December 31, 2007 was taken from the audited financial statements at that date and condensed.

The accompanying notes are an integral part of these unaudited condensed financial statements.

WREN, INC.

[A Development Stage Company]

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended March 31,			From Inception on March 7, 2001 Through March 31,

	2008		2007	2008
Revenue	$-		$-	$437
Cost of Goods Sold	-		-	135
Gross Profit	-		-	302

EXPENSES:
General and administrative	7,662		-	51,062
LOSS BEFORE OTHER INCOME	(7,662)		-	(50,760)

Other Income/(Expense):
Interest Expense	-		(318)	(1,884)

LOSS BEFORE INCOME TAXES	(7,662)		(318)	(52,644)

CURRENT TAX EXPENSE	-		-	-
DEFERRED TAX EXPENSE	-		-	-
NET LOSS	$(7,662)		$(318)	$(52,644)

LOSS PER COMMON SHARE: $	.(00)	$	.(00)

The accompanying notes are an integral part of these unaudited condensed financial statements.

WREN, INC.

[A Development Stage Company]

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the Three Months Ended March 31,		From Inception on March 7, 2001 Through March 31,

	2008	2007	2008
Cash Flows From Operating Activities:
Net loss	$(7,662)	$(318)	$(52,644)
Adjustments to reconcile net loss to net cash
used by operating activities:
Change in assets and liabilities:
Increase (Decrease) in accounts payable	(15,797)	-	7,361
(Increase) Decrease in prepaid expenses	-		-
(Increase) Decrease in inventory	1,352	-	(23,200)
Increase (decrease) in Accrued interest	(336)	318	1,548

Net Cash Provided (Used) by Operating Activities	(22,443)	-	(66,935)

Cash Flows From Investing Activities:

Net Cash (Used) by Investing Activities	-	-	-

Cash Flows From Financing Activities:
Proceeds from advances payable	-	-	568
Proceeds from note payable issuance	-	-	42,528
Payments on note payable	(42,528)	-	(42,528)
Proceeds from common stock issuance	80,063	-	96,563
Stock offering costs	(1,480)	-	(16,480)

Net Cash Provided by Financing Activities	36,055	-	80,651

Net Increase (Decrease) in Cash	13,612	-	13,716

Cash at Beginning of Period	104	25	-

Cash at End of Period	$13,716	$25	$13,716

Supplemental Schedule of Noncash Investing and Financing Activities:

For the three months ended March 31, 2008:

Offering expenses of $16,480 were deducted from the gross stock offering proceeds of $80,063, which provided net proceeds of $63,583 to the Company from its Common Stock offering on February 28, 2008.

For the three months ended March 31, 2007:

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

Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2008 and 2007 and for the periods then ended have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2007 audited financial statements.  The results of operations for the periods ended March 31, 2008 and 2007 are not necessarily indicative of the operating results for the full year.

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

 [A Development Stage Company]

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 3 - LOSS PER SHARE

The following data show the amounts used in computing loss per share for the periods presented:

	For the Three
	Months Ended
	March 31,
	2008	2007

Loss from operations
available to common
shareholders (numerator)	$(7,662)	$(318)

Weighted average number of
common shares outstanding
used in loss per share for the
period (denominator)	12,569,338	12,000,000

Dilutive loss per share was not presented, as the Company had no common stock equivalent shares for all periods presented that would affect the computation of diluted loss per share.

NOTE 4 – PUBLIC OFFERING OF COMMON STOCK

The Company filed a registration statement with the United States Securities and Exchange Commission on Form SB-2, which registration statement went effective on August 8, 2007.  Pursuant to the registration statement and associated prospectus, the Company sold a combined total of 1,601,262 shares of the Company’s common stock, at an arbitrarily set offering price of $0.05 per share for a total raise of $80,063.  There were a total of 42 subscribers to the offering, which was completed on February 28, 2008.  The offering was managed by the Company without any underwriter, with the shares offered and sold by an officer of the Company, who shall receive no sales commissions or other compensation in connection with the offering, except for reimbursement of expenses actually incurred on behalf of the Company in connection with the offering.

ITEM 2.  PLAN OF OPERATIONS

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION

FORWARD-LOOKING STATEMENT NOTICE

This Form 10-Q contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. For this purpose any statements contained in this Form 10-Q that are not statements of historical fact may be deemed to be forward-looking statements.  Without limiting the foregoing, words such as “may,” “will,” “expect,” “believe,” “anticipate,” “estimate” or “continue” or comparable terminology are intended to identify forward-looking statements.  These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors, many of which are not within our control.  These factors include but are not limited to economic conditions generally and in the industries in which we may participate; competition within our chosen industry, including competition from much larger competitors; technological advances and failure to successfully develop business relationships.

PLAN OF OPERATION

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

Tryant, LLC, of which Dan Drummond is a member, has verbally agreed to warehouse the Company’s merchandise at no charge to the Company.  There is no firm or written commitment by Tryant, LLC to continue this warehousing arrangement.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company remains in the development stage.  The Company's balance sheet as of March 31, 2008, reflects a total asset value of $36,916. The Company has little cash or line of credit, other than that which present management may agree to extend to or invest in the Company, nor does it expect to have one.  The Company will carry out its plan of business as discussed above. The Company cannot predict to what extent its liquidity and capital resources will be diminished by the operation of its proposed business.

The Company filed a registration statement on Form SB-2 with the Securities and Exchange Commission to register a minimum of 1,500,000 shares and a maximum of 2,000,000 shares of common stock.  The public offering price is $0.05 per share.  The registration statement was declared effective on August 8, 2007.  The Company completed its offering on February 28, 2008 and raised $80,063 from the sale of 1,601,262 shares of common stock.

The following table sets forth our use of proceeds, as of March 31, 2008, from the sale of the 1,601,262 shares of common stock.

Description
Total Proceeds Less Offering-Related Expenses Legal Fees and Expenses Accounting Fees and Expenses Edgarizing and Filing Fees Registered Agents Fees Miscellaneous	$80,063 9,538 5,462 1,195 225 60
Net Proceeds Available	63,583
Use of Net Proceeds Repayment of Note for Inventory Purchase Repayment of Note to Tryant, LLC. from working capital Website Development	$25,000 17,864 -0-
Internet Advertising Working Capital Future Inventory	-0- 20,719 -0-
TOTAL NET PROCEEDS	$63,583

RESULTS OF OPERATIONS

During the period from January 1, 2008 through March 31, 2008, the Company has engaged in no significant operations other than maintaining its reporting status with the SEC and completing its common stock offering in order to obtain the necessary funds to commence its business.  No revenues were received by the Company during this period.

For the current fiscal year, the Company anticipates incurring a loss as a result of legal and accounting expenses, and expenses associated with operating its golf equipment sales business. The Company may not be able to generate significant revenues, and may continue to operate at a loss, depending upon the performance of its golf equipment retail business.

NEED FOR ADDITIONAL FINANCING

Based upon current management’s willingness to extend credit to the Company and/or invest in the Company, the Company believes that its existing capital may be sufficient to meet the Company's cash needs required for the costs of compliance with the continuing reporting requirements of the Securities Exchange Act of 1934, as amended, and for the costs incurred in pursuing its business objectives, for an indefinite period of time. There is no assurance, however, that the available funds will ultimately prove to be adequate to allow it to become a profitable business and the Company's needs for additional financing might increase substantially.  In addition, as current management is under no obligation to continue to extend credit to the Company and/or invest in the Company, there is no assurance that such credit or investment will continue or that it will continue to be sufficient for future periods.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not required by smaller reporting companies.

ITEM 4T.  CONTROLS AND PROCEDURES.

(a)

Evaluation of Disclosure Controls and Procedures.  The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management has concluded that the Company’s internal control over financial reporting was effective as of March 31, 2008.

This quarterly report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this quarterly report.

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

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

No legal proceedings are threatened or pending against Wren, Inc., or any of our officers or directors.  Further, none of our officers, directors or affiliates are parties against Wren, Inc., or have any material interests in actions that are adverse to our own.

ITEM 1A. RISK FACTORS

The Company's business is subject to numerous risk factors, including the following.

We are a new business, and our Management has very limited experience in marketing, making an investment in Wren risky.  If we are unable to successfully market and sell our inventory, then we will not be successful as a business. It will be difficult for you to evaluate an investment in our stock since our operating history is limited to developing a business plan and obtaining an agreement to purchase some golf equipment for resale.  As a young company, we are especially vulnerable to any problems, delays, expenses and difficulties we may encounter while implementing our business plan. We have not proven the essential elements of profitable operations, and you will be furnishing venture capital to us and will bear the risk of complete loss of your investment if we are not successful.

Our independent auditor has expressed doubts about our ability to continue as a going concern.  If we are unable to implement our business plan and sell our inventory, we will be unable to move beyond the development stage. We are a development stage company as defined in Financial Accounting Standards Board Statement No. 7.  We are devoting substantially all of our present efforts in establishing a new business.  We have not commenced any operations to date and have been limited to defining our business plan and obtaining an agreement to purchase some golf equipment for resale.  These factors raise substantial doubt about our ability to continue as a going concern.

If we cannot absorb the costs associated with being a public company your investment may be jeopardized.  In order to maintain our status as a public company, we must comply with the Securities and Exchange Commission’s periodic reporting requirements.  The periodic reports require legal and accounting expertise that is often costly. If we cannot maintain our public company status and keep our periodic reports current, you may not be able to liquidate your shares. Costs associated with being a public company are much higher than those of a private company.  Wren, a new start-up in early development, has chosen public registration before the business has developed a predictable cash flow. There are present registration expenses and future legal and accounting expenses, future reporting requirements to the SEC, future exchange listing requirements, and future investor relation costs that must be borne by a public company but not by a private company. These costs can be a burdensome expense and could adversely affect our financial survival. The Sarbanes-Oxley Act of 2002 disclosure requirements are time consuming and burdensome. The onerous regulatory costs, reporting requirements, and management details, which must be met when registering and maintaining a public company may make the economic viability of Wren very doubtful.

If we are unable to successfully compete with other online resellers of liquidation goods, we will not be able to generate revenues and will be unsuccessful in implementing our business plan. In order to successfully compete in the online liquidation and resale industry, a company must capitalize on certain competitive factors, which are:

• product quality;

• brand awareness and name recognition;

• price;

• payment options;

• advertising and promotion;

• varieties of products and product lines offered;

• shipping costs and methods.

The online liquidation and resale business in the United States is primarily conducted through larger established companies such as eBay.com and Overstock.com which have substantially greater resources than Wren, Inc.  There are also numerous other actual and potential online competitors that have greater resources than we do.  As a result, we face intense competition and may not succeed in the online liquidation and resale industry. Management believes that Internet shoppers first search for a specific item, and second for a shopping store or website where they can purchase that item. It is for this reason that we do not intend to create a destination shopping website at this time. We believe that the most efficient and economical method of selling our inventory will be to advertise our items on established Internet auction websites such as eBay, which in turn will direct the consumer to our website.

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

We intend to create a website to which prospective customers may be directed from other websites, such as eBay.com to browse for and purchase similar items.  As such, our website will not be a destination website, and outside of listing items on internet auctions and internet classifieds, we will not advertise or otherwise promote our website.

If our inventory is perceived as being obsolete or out of date by consumers then our ability to sell our goods will be seriously diminished. Liquidation inventory generally decreases in value over time. This is due to the research and development efforts of major manufacturers that ensure technology and product designs are constantly evolving over time.  Manufacturers introduce new or updated product lines on a regular basis. Consumer demand for the latest technology and designs may impact our ability to sell any closeout merchandise that consumers perceive to be outdated.

It is possible that a liquid market for our stock will never develop and you will not be able to sell your stock.  There is no assurance a market will be made in our stock.  If no market exists, you will not be able to sell your shares publicly, making your investment of little or no value.

Our stock will become subject to the Penny Stock rules, which impose significant restrictions on the Broker-Dealers and may affect the resale of our stock.   Our stock will become subject to Penny Stock trading rules, and investors will experience resale restrictions and a lack of liquidity. A penny stock is generally a stock that:

- is not listed on a national securities exchange or NASDAQ;

- is listed in "pink sheets" or on the NASD OTC Bulletin Board;

- has a price per share of less than $5.00; and

- is issued by a company with net tangible assets less than $5 million.

The penny stock trading rules impose additional duties and responsibilities upon broker-dealers and salespersons effecting purchase and sale transactions in common stock and other equity securities, including:

- determination of the purchaser's investment suitability;

- delivery of certain information and disclosures to the purchaser; and

- receipt of a specific purchase agreement from the purchaser prior to effecting the purchase transaction.

Due to the Penny Stock rules, many broker-dealers will not effect transactions in penny stocks except on an unsolicited basis.  When our common stock becomes subject to the penny stock trading rules,

- such rules may materially limit or restrict the ability to resell our common stock, and

- the liquidity typically associated with other publicly traded equity securities may not exist.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The Company did not sell or issue any securities during the period covered by this report.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted during the period covered by this report to a vote of security holders.

ITEM 5.   OTHER INFORMATION.

None

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits

Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-K.

Exhibit No.	Title of Document	Location

31.1	Certification of the Principal Executive Officer/ Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Attached

32.1	Certification of the Principal Executive Officer/ Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*	Attached

(b)  Reports on Form 8-K

None

*

The Exhibit attached to this Form 10-Q shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934 (the "Exchange Act") or otherwise subject to liability under that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act, except as expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

WREN, INC.

Date: May 12, 2008

By: /s/ Daniel Drummond

Daniel Drummond, President, CEO and CFO