Form 10-Q
period 2008-06-30
WREN, INC.
filed 2008-08-14
CIK 1311344

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008.

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

☐   Yes   ☐   No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of June 30, 2008:  13,601,262

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2008 and 2007 and for the periods then ended have been made.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2007 audited financial statements.  The results of operations for the periods ended June 30, 2008 and 2007 are not necessarily indicative of the operating results for the full year.

WREN, INC.

[A Development Stage Company]

UNAUDITED CONDENSED FINANCIAL STATEMENTS

June 30, 2008

WREN, INC.

[A Development Stage Company]

CONTENTS

		PAGE

-	Condensed Balance Sheets, June 30, 2008 (Unaudited) and December 31, 2007	5

-	Unaudited Condensed Statements of Operations, for the six months ended June 30, 2008 and 2007, and for the period from Inception on March 7, 2001 through June 30, 2008	6

-	Unaudited Condensed Statements of Operations, for the three months ended June 30, 2008 and 2007	7

-	Unaudited Condensed Statements of Cash Flows, for the six months ended June 30, 2008 and 2007, and for the period from Inception on March 7, 2001 through June 30, 2008	8

-	Notes to Unaudited Condensed Financial Statements	9 – 10

WREN, INC.

[A Development Stage Company]

CONDENSED BALANCE SHEETS

ASSETS
	(unaudited)
	June 30,	December 31,
	2008	2007
CURRENT ASSETS:
Cash	$123	$104
Inventory	48,666	24,552
Accounts Receivable	4,095	-
Total Current Assets	52,884	24,656

OTHER ASSETS:
Deferred stock offering costs	-	15,000

TOTAL ASSETS	$52,884	$39,656

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable	$15,451	$23,158
Advance Payable - Related party	568	568
Note Payable	15,469	42,528
Accrued Interest – Related party	1,600	1,884
Total Current Liabilities	33,088	68,138

STOCKHOLDERS' EQUITY (DEFICIT):
Preferred stock, $.001 par value,
5,000,000 shares authorized,
no shares issued and outstanding	-	-
Common stock, $.001 par value,
50,000,000 shares authorized,
13,601,262 and 12,000,000 shares issued and outstanding	13,601	12,000
Capital in excess of par value	66,482	4,500
Deficit accumulated during the
development stage	(60,287)	(44,982)
Total Stockholders' Equity (Deficit)	19,796	(28,482)
	$52,884	$39,656

Note: The balance sheet at December 31, 2007 was taken from the audited financial statements at that date and condensed.

The accompanying notes are an integral part of these unaudited condensed financial statements.

WREN, INC.

[A Development Stage Company]

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

		For the Six Months Ended June 30,			From Inception on March 7, 2001 Through June 30,
		2008		2007	2008
Revenue		$4,095		$-	$4,532
Cost of Goods Sold		2,424		-	2,559
Gross Profit		1,671		-	1,973

EXPENSES:
General and administrative		16,923		1,325	60,323
LOSS BEFORE OTHER INCOME		(15,252)		(1,325)	(58,350)

Other Income/(Expense):
Interest Expense		(53)		(636)	(1,937)

LOSS BEFORE INCOME TAXES		(15,305)		(1,961)	(60,287)

CURRENT TAX EXPENSE		-		-	-
DEFERRED TAX EXPENSE		-		-	-

NET LOSS		$(15,305)		$(1,961)	$(60,287)

LOSS PER COMMON SHARE:	$	.(00)	$	.(00)

The accompanying notes are an integral part of these unaudited condensed financial statements.

WREN, INC.

[A Development Stage Company]

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

		For the Three Months Ended June 30,
		2008		2007
Revenue		$4,095		$-
Cost of Goods Sold		2,424		-
Gross Profit		1,671		-

EXPENSES:
General and administrative		9,261		1,325
LOSS BEFORE OTHER INCOME		(7,590)		(1,325)

Other Income/(Expense):
Interest Expense		(53)		(318)

LOSS BEFORE INCOME TAXES		(7,643)		(1,643)

CURRENT TAX EXPENSE		-		-
DEFERRED TAX EXPENSE		-		-

NET LOSS		$(7,643)		$(1,643)

LOSS PER COMMON SHARE:	$	.(00)	$	.(00)

The accompanying notes are an integral part of these unaudited condensed financial statements.

WREN, INC.

[A Development Stage Company]

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the Six Months Ended June 30,		From Inception on March 7, 2001 Through June 30,
	2008	2007	2008
Cash Flows From Operating Activities:
Net loss	$(15,305)	$(1,961)	$(60,287)
Adjustments to reconcile net loss to net cash
used by operating activities:
Change in assets and liabilities:
Increase (Decrease) in accounts payable	(7,707)	-	15,451
(Increase) Decrease in prepaid expenses	-	-	-
(Increase) Decrease in inventory	(24,114)	-	(48,666)
Increase (decrease) in Accrued interest	(284)	636	1,600
(Increase)/decrease in Accounts receivable	(4,095)	-	(4,095)

Net Cash Provided (Used) by Operating Activities	(51,505)	(1,325)	(95,997)

Cash Flows From Investing Activities:

Net Cash (Used) by Investing Activities	-	-	-

Cash Flows From Financing Activities:
Proceeds from advances payable	-	-	568
Proceeds from note payable issuance	16,033	1,325	58,561
Payments on note payable	(43,092)	-	(43,092)
Proceeds from common stock issuance	80,063	-	96,563
Stock offering costs	(1,480)	-	(16,480)

Net Cash Provided by Financing Activities	51,524	1,325	96,120

Net Increase (Decrease) in Cash	19	-	123

Cash at Beginning of Period	104	25	-

Cash at End of Period	$123	$25	$123

Supplemental Schedule of Non-cash Investing and Financing Activities:

For the six months ended June 30, 2008:

Offering expenses of $16,480 were deducted from the gross stock offering proceeds of $80,063, which provided net proceeds of $63,583 to the Company from its Common Stock offering on February 28, 2008.

For the six months ended June 30, 2007:

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

Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2008 and 2007 and for the periods then ended have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2007 audited financial statements.  The results of operations for the periods ended June 30, 2008 and 2007 are not necessarily indicative of the operating results for the full year.

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

WREN, INC.

 [A Development Stage Company]

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 3 - LOSS PER SHARE

The following data show the amounts used in computing loss per share for the periods presented:

	For the Six		For the Three
	Months Ended		Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Loss from operations
available to common
shareholders (numerator)	$(15,305)	$(1,961)	$(7,643)	$(1,643)

Weighted average number of
common shares outstanding
used in loss per share for the
period (denominator)	13,082,172	12,000,000	13,601,262	12,000,000

Dilutive loss per share was not presented; as the Company had no common stock equivalent shares for all periods presented that would affect the computation of diluted loss per share.

NOTE 4 – INVENTORY

Inventory consists of finished goods ready to be sold to customers. Inventories are carried at the lower of cost or market value. At December 31, 2007, inventory consisted primarily of golf clubs, including putters and ladies’ woods. These are currently valued at their acquisition cost. Additionally, there was a small supply of kangaroo leather coin purses. During June, the Company acquired an inventory of finished hanging chairs. There was a net increase in inventory of $24,114 for the period. These products are valued at acquisition cost, which includes the freight cost.

NOTE 5 – PUBLIC OFFERING OF COMMON STOCK

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

NOTE 6 – RELATED PARTY

Sales – The Company has made sales totaling $1,170 to an entity related to a shareholder of the Company.

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

PLAN OF OPERATION

Our plan of operation for the next 12 months consists of the following activities in furtherance of our business of selling golf and hanging chair equipment:

· Arrange for warehousing of merchandise.

· Develop a website where customers may be directed to shop for our inventory.

· Establish accounts on internet auction websites such as eBay.com and Golfclubexchange.com.

· Advertise our inventory on these auction websites and online classified ad websites.

· Process orders and ship purchased items to customers.

· Purchase future inventory as proceeds allow.

We estimate our monthly burn rate to be approximately $3,500 per month.  This is based on our expenses as stated in our historical financial statements.  This includes our legal and accounting costs as well as current overhead expenses.

We rely on Digital Replication Services to warehouse and fulfill all receiving and shipping of the hanging chairs business.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company remains in the development stage.  The Company's balance sheet as of June 30, 2008, reflects a total asset value of $52,884. The Company has little cash or line of credit, other than that which present management may agree to extend to or invest in the Company, nor does it expect to have one.  The Company will carry out its plan of business as discussed above. The Company cannot predict to what extent its liquidity and capital resources will be diminished by the operation of its proposed business.

The Company filed a registration statement on Form SB-2 with the Securities and Exchange Commission to register a minimum of 1,500,000 shares and a maximum of 2,000,000 shares of common stock.  The public offering price was $0.05 per share.  The registration statement was declared effective on August 8, 2007.  The Company completed its offering on February 28, 2008 and raised $80,063 from the sale of 1,601,262 shares of common stock.

RESULTS OF OPERATIONS

During the period from January 1, 2008 through June 30, 2008, the Company recorded sales of $4,095. Other than these sales, the Company has not engaged in significant operations other than maintaining its reporting status with the SEC and completing its common stock offering in order to obtain the necessary funds to commence its business.

For the current fiscal year, the Company anticipates incurring a loss as a result of legal and accounting expenses, and expenses associated with operating its golf equipment and hanging chairs sales business. Even though the Company has begun to generate revenue, the Company may not be able to generate significant revenues, and may continue to operate at a loss, depending upon the performance of its golf equipment and hanging chair retail business.

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

ITEM 4T.  CONTROLS AND PROCEDURES.

(a)

Evaluation of Disclosure Controls and Procedures.  The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management has concluded that the Company’s internal control over financial reporting was effective as of June 30, 2008.

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

In addition to eBay, we intend to sell our products via internet auctions and classified ads such as Overstock.com, Monkeyads.com, Golfclubexchange.com, and Sportified.com.  These companies facilitate the sale of items and in return receive a listing fee, a selling commission or both.  Although there are some internet classifieds that charge no fees or commissions for listing items, their efficacy is limited.  We believe that eBay will become the most effective website for selling our inventory, but we will advertise on the site or on the mix of sites that prove most effective.

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

(b)  Reports on Form 8-K

The Company filed a Form 8-K on July 7, 2008 reporting items 5.02 and 7.01.

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

WREN, INC.

Date: August 14, 2008

By: /s/ Justin Pentelute

Justin Pentelute, President, CEO

Date: August 14, 2008

By: /s/ Daniel Drummond

Daniel Drummond, Secretary, CFO