Form 10KSB/A
period 2007-12-31
WREN, INC.
filed 2008-10-30
CIK 1311344

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB /Amendment 1

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

Transitional Small Business Disclosure Format (Check one): Yes ☐ ; No  ☒

Explanatory Note:   The purpose of this Amendment No. 1 to the report on Form 10-KSB for the period ended December 31, 2007, is to include disclosure of information required pursuant to Form 10-KSB which was inadvertently omitted from the original annual report filed on March 31, 2008.  No changes have been made in this Amendment No. 1 to the financial statements filed with the original report.

This Amendment No. 1 continues to speak as of the date of the original Form 10-KSB for the fiscal year ended December 31, 2007, and we have not updated or amended the disclosures contained herein to reflect events that have occurred since the filing of the original Form 10-KSB, or modified or updated those disclosures in any way other than as described in the preceding paragraphs.  Accordingly, this Amendment No. 1 should be read in conjunction with our filings made with the SEC subsequent to the filing of the original Form 10-KSB on March 31, 2008.

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

Item 8A(T). Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures.  Our management, with the participation of our President, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our President concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective such that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our President, as appropriate to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.  We believe our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives and our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective.

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

Exhibit #	Description	Location

Exhibit 3(i)	Articles of Incorporation	*

Exhibit 3(ii)	Bylaws	*

Exhibit 31 ..1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Attached

Exhibit 31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Attached

Exhibit 32 ..1	Certification of the Principal Executive Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**	Attached

Exhibit 32.2	Certification of the Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**	Attached

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

WREN, INC.

Date: October 22, 2008	/s/ Justin Pentelute
Justin Pentelute
Chief Executive Officer

Date: October 22, 2008	/s/ Daniel D. Drummond
Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: October 22, 2008	/s/ Justin Pentelute
Justin Pentelute
Director

Date: October 22, 2008	/s/ Daniel D. Drummond
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