Form 10-Q/A
period 2008-06-30
WREN, INC.
filed 2008-10-30
CIK 1311344

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

Explanatory Note:   The purpose of this Amendment No. 1 to the report on Form 10-Q for the period ended June 30, 2008, is to include disclosure of information required pursuant to Form 10-Q which was inadvertently omitted from the original annual report filed on August 14, 2008.  No changes have been made in this Amendment No. 1 to the financial statements filed with the original report.

This Amendment No. 1 continues to speak as of the date of the original Form 10-Q for the period ended June 30, 2008, and we have not updated or amended the disclosures contained herein to reflect events that have occurred since the filing of the original Form 10-Q, or modified or updated those disclosures in any way other than as described in the preceding paragraphs.  Accordingly, this Amendment No. 1 should be read in conjunction with our filings made with the SEC subsequent to the filing of the original Form 10-Q on August 14, 2008.

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

WREN, INC.

[A Development Stage Company]

UNAUDITED CONDENSED FINANCIAL STATEMENTS

June 30, 2008

WREN, INC.

[A Development Stage Company]

CONTENTS

		PAGE

-	Condensed Balance Sheets, June 30, 2008 (Unaudited) and December 31, 2007	6

-	Unaudited Condensed Statements of Operations, for the six months ended June 30, 2008 and 2007, and for the period from Inception on March 7, 2001 through June 30, 2008	7

-	Unaudited Condensed Statements of Operations, for the three months ended June 30, 2008 and 2007	8

-	Unaudited Condensed Statements of Cash Flows, for the six months ended June 30, 2008 and 2007, and for the period from Inception on March 7, 2001 through June 30, 2008	9

-	Notes to Unaudited Condensed Financial Statements	10

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

WREN, INC.

Date: October 22, 2008

By: /s/ Justin Pentelute

Justin Pentelute, President, CEO

Date: October 22, 2008

By: /s/ Daniel Drummond

Daniel Drummond, Secretary, CFO