Form 10-Q
period 2008-09-30
WREN, INC.
filed 2008-11-07
CIK 1311344

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008.

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of November 6, 2008:  13,601,262

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2008 and 2007 and for the periods then ended have been made.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2007 audited financial statements.  The results of operations for the periods ended September 30, 2008 and 2007 are not necessarily indicative of the operating results for the full year.

WREN, INC.

[A Development Stage Company]

UNAUDITED CONDENSED FINANCIAL STATEMENTS

September 30, 2008

WREN, INC.

[A Development Stage Company]

CONTENTS

		PAGE

-	Condensed Balance Sheets,
	September 30, 2008 (Unaudited) and December 31, 2007	5

-	Unaudited Condensed Statements of Operations,
	for the nine months ended September 30, 2008
	and 2007, and for the period from Inception
	on March 7, 2001 through
	September 30, 2008	6

-	Unaudited Condensed Statements of Operations,
	for the three months ended September 30, 2008
	and 2007	7

-	Unaudited Condensed Statements of Cash Flows,
	for the nine months ended September 30, 2008 and
	2007, and for the period from Inception
	on March 7, 2001 through
	September 30, 2008	8

-	Notes to Unaudited Condensed Financial Statements	9 – 10

WREN, INC.

[A Development Stage Company]

CONDENSED BALANCE SHEETS

ASSETS
	(unaudited)
	September 30,	December 31,
	2008	2007
CURRENT ASSETS:
Cash	$100	$104
Inventory	40,529	24,552
Accounts Receivable	8,261	-
Total Current Assets	48,890	24,656

OTHER ASSETS:
Deferred stock offering costs	-	15,000

TOTAL ASSETS	$48,890	$39,656

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable	$17,157	$23,158
Overdraft	1,177	-
Advance Payable - Related party	568	568
Note Payable	15,068	42,528
Accrued Expenses	633	-
Accrued Interest – Related party	1,824	1,884
Total Current Liabilities	36,427	68,138

STOCKHOLDERS' EQUITY (DEFICIT):
Preferred stock, $.001 par value,
5,000,000 shares authorized,
no shares issued and outstanding	-	-
Common stock, $.001 par value,
50,000,000 shares authorized,
13,601,262 and 12,000,000
shares issued and outstanding	13,601	12,000
Capital in excess of par value	66,482	4,500
Deficit accumulated during the
development stage	(67,620)	(44,982)
Total Stockholders' Equity (Deficit)	12,463	(28,482)

	$48,890	$39,656

Note: The balance sheet at December 31, 2007 was taken from the audited financial statements at that date and condensed.

The accompanying notes are an integral part of these unaudited condensed financial statements.

WREN, INC.

[A Development Stage Company]

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

		For the Nine Months Ended September 30,			From Inception on March 7, 2001 Through September 30,
		2008		2007	2008
Revenue		$18,671		$-	$19,108
Cost of Goods Sold		11,504		-	11,639
Gross Profit		7,167		-	7,469

EXPENSES:
General and administrative		29,500		1,511	72,900
LOSS BEFORE OTHER INCOME		(22,333)		(1,511)	(65,431)

Other Income/(Expense):
Interest Expense		(305)		(954)	(2,189)

LOSS BEFORE INCOME TAXES		(22,638)		(2,465)	(67,620)

CURRENT TAX EXPENSE		-		-
DEFERRED TAX EXPENSE		-		-
NET LOSS		$(22,638)		$(2,465)	$(67,620)

LOSS PER COMMON SHARE:	$	.(00)	$	.(00)

The accompanying notes are an integral part of these unaudited condensed financial statements.

WREN, INC.

[A Development Stage Company]

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

		For the Three Months Ended September 30,
		2008		2007
Revenue		$14,576		$-
Cost of Goods Sold		9,080		-
Gross Profit		5,496		-

EXPENSES:
General and administrative		12,577		186
LOSS BEFORE OTHER INCOME		(7,081)		(186)

Other Income/(Expense):
Interest Expense		(252)		(318)

LOSS BEFORE INCOME TAXES		(7,333)		(504)

CURRENT TAX EXPENSE		-		-
DEFERRED TAX EXPENSE		-		-
NET LOSS		$(7,333)		$(504)

LOSS PER COMMON SHARE:	$	.(00)	$	.(00)

The accompanying notes are an integral part of these unaudited condensed financial statements.

WREN, INC.

[A Development Stage Company]

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended September 30,		From Inception on March 7, 2001 Through September 30,
	2008	2007	2008
Cash Flows From Operating Activities:
Net loss	$(22,638)	$(2,465)	$(67,620)
Adjustments to reconcile net loss to net cash
used by operating activities:
Change in assets and liabilities:
Increase (Decrease) in accounts payable	(6,001)	100	17,157
(Increase) Decrease in prepaid expenses	-	-	-
(Increase) Decrease in inventory	(15,977)	-	(40,529)
Increase (decrease) in Accrued interest	(60)	954	1,824
(Increase)/decrease in Accounts receivable	(8,261)	-	(8,261)
Increase in accrued expenses	633	-	633
Net Cash Provided (Used) by Operating Activities	(52,304)	(1,411)	(96,796)

Cash Flows From Investing Activities:

Net Cash (Used) by Investing Activities	-	-	-

Cash Flows From Financing Activities:
Proceeds from advances payable	-	-	568
Proceeds from overdraft	1,177	-	1,177
Proceeds from note payable issuance	19,132	1,425	61,660
Payments on note payable	(46,592)	-	(46,592)
Proceeds from common stock issuance	80,063	-	96,563
Stock offering costs	(1,480)	-	(16,480)

Net Cash Provided by Financing Activities	52,300	1,425	96,896

Net Increase (Decrease) in Cash	(4)	14	100

Cash at Beginning of Period	104	25	-

Cash at End of Period	$100	$39	$100

For the nine months ended September 30, 2008:

Offering expenses of $16,480 were deducted from the gross stock offering proceeds of $80,063, which provided net proceeds of $63,583 to the Company from its Common Stock offering on February 28, 2008.

For the nine months ended September 30, 2007:

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

Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2008 and 2007 and for the periods then ended have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2007 audited financial statements.  The results of operations for the periods ended September 30, 2008 and 2007 are not necessarily indicative of the operating results for the full year.

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

WREN, INC.

 [A Development Stage Company]

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 3 - LOSS PER SHARE

The following data show the amounts used in computing loss per share for the periods presented:

	For the Nine		For the Three
	Months Ended		Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Loss from operations
available to common
shareholders (numerator)	$(22,638)	$(2,465)	$(7,333)	$(504)

Weighted average number of
common shares outstanding
used in loss per share for the
period (denominator)	13,256,465	12,000,000	13,601,262	12,000,000

Dilutive loss per share was not presented, as the Company had no common stock equivalent shares for all periods presented that would affect the computation of diluted loss per share.

NOTE 4 – INVENTORY

Inventory consists of finished goods ready to be sold to customers. Inventories are carried at the lower of cost or market value. At December 31, 2007, inventory consisted primarily of golf clubs, including putters and ladies’ woods. These are currently valued at their acquisition cost. Additionally, there was a small supply of kangaroo leather coin purses. During June, the Company acquired an inventory of finished hanging chairs. There was a net increase in inventory of $24,114 during the three month period ended June 30, 2008. During the three month period ended September 30, 2008, no inventory was acquired. These products are valued at acquisition cost, which includes the freight cost.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company remains in the development stage.  The Company's balance sheet as of September 30, 2008, reflects a total asset value of $48,890. The Company has little cash or line of credit, other than that which present management may agree to extend to or invest in the Company, nor does it expect to have one.  The Company will carry out its plan of business as discussed above. The Company cannot predict to what extent its liquidity and capital resources will be diminished by the operation of its proposed business.

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

RESULTS OF OPERATIONS

During the period from January 1, 2008 through September 30, 2008, the Company recorded sales of $18,671. Other than these sales, the Company has not engaged in significant operations other than maintaining its reporting status with the SEC and completing its common stock offering in order to obtain the necessary funds to commence its business.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of September 30, 2008, the end of the period covered by this Report.

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

WREN, INC.

Date: November 7, 2008

By: /s/ Justin Pentelute

Justin Pentelute, President, CEO

Date: November 7, 2008

By: /s/ Daniel Drummond

Daniel Drummond, Secretary, CFO