Form 10-K
period 2008-12-31
WREN, INC.
filed 2009-03-31
CIK 1311344

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

 X .  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2008

     . TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to

Commission File No. 333-122185

WREN, INC.

(Name of small business issuer in its charter)

Nevada	87-0672359
(State or other jurisdiction	(I.R.S. Employer Identification No.)
of incorporation or organization)

235 West Sego Lily Drive, 2nd Floor, Sandy, Utah 84070

(Address of principal executive offices)

Issuer’s telephone number: (801) 990-1992

Securities Registered pursuant to Section 12(b) of the Act:  None.

Securities Registered pursuant to Section 12(g) of the Exchange Act:  Common Stock, $.001 par Value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

     . Yes   X .  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

     . Yes   X .  No

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

 X . Yes       .  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    X .

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer       .

Accelerated filer       .

Non-accelerated filer       .  (Do not check is a smaller reporting company)

Smaller reporting company   X .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

     . Yes   X .  No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.  Our common stock is listed on the Over the Counter Bulletin Board (“OTCBB”), under the symbol “WRNT.”  There was not an active market and no trading volume during fiscal 2007 and there has been no trading volume in 2008, therefore the aggregate market value of the issuer’s common stock held by non-affiliates at March 30, 2009 is deemed to be $-0-.

Note. – If a determination as to whether a particular person or entity is an affiliate cannot be made without involving unreasonable effort and expense, the aggregate market value of the common stock held by non-affiliates may be calculated on the basis of assumptions reasonable under the circumstances, provided that the assumptions are set forth in this Form.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY

PROCEEDING DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

     . Yes       .  No

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of March 30, 2009
Common Stock, $.001 par value	6,000,000

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).

PART I

ITEM 1.  BUSINESS.

We formed as a Nevada corporation on March 7, 2001 as Wren, Inc. We had no business activities until September 2004 when we determined to pursue a business plan of selling items via the internet.  Our activities have been limited to identifying and purchasing certain merchandise for resale, establishing a website and writing our business plan.  Our business is to liquidate distressed or surplus inventory via the internet. We are a seller of closeout merchandise and offer customers a discount over retail pricing.  We believe our business can offer suppliers an attractive alternative to in-store liquidation sales that may detract from their ongoing efforts.

In order to commence our business operations, we purchased golfing equipment inventory from Pine Valley, Ltd. for $25,000. The inventory consists of milled putters, ladies’ metal woods, and leather golf gloves, in various quantities.  On May 25, 2008 we purchased 1,030 “hanging chairs” from a manufacturer in China. We have sold some of these hanging chairs on a wholesale basis to various retail establishments throughout the United States.

Our online inventory resale business has not grown to our expectations and during 2008 we continued to search for inventory and other products we thought would be appealing to the public.  We encountered a potential business opportunity in the form of a license for the marketing and distribution of the NextFitness Keychain Trainer.  Consequently, during the fourth quarter of 2008, we had a change in management and subsequent to year end, on March 4, 2009, the Company entered into an Exclusive License and Distribution Agreement with NextFitness, Inc. for the right to market and sell the NextFit KeyChain Trainer and associated Service.  The License and Distribution Agreement calls for a license fee to be paid as follows:  issuance of 600,000 Class A Preferred Stock, issuance of 600,000 Class B Preferred Stock, $800,000 payable in the form of a Promissory Note, and further payments of $800,000, $300,000, $200,000 and $200,000 and warrants to purchase 4,500,000 shares of common stock. In addition, the Company must pay to NextFitness, Inc. $2.00 for every subscriber each month excluding subscriber’s first month and a minimum monthly payment of $30,000.

NextFit Keychain Trainer and associated Service combine technology, expert coaching, and music to motivate  people to reach their fitness goals.  The Nextfit Keychain Trainer, a training and fitness aid, is a proprietary portable media player, which plugs into a USB port on any internet-connected computer to download fitness workouts, providing access to the NextFit Service, with dozens of coaches and millions of possible workouts, specially tailored to individual Subscribers.  The Keychain Trainer fits in pocket or purse and subscribers plug in the included headphones, press play on the Keychain Trainer, and listen as their personal trainers guide them to their fitness goals.

In order to focus on the NextFit Keychain Trainer business, on March 6, 2009, the Company disposed of its surplus inventory marketing business along with the surplus inventory.   With the purchase of the NextFit Keychain Trainer license we have moved our focus to the consumer-direct selling of the NextFit Keychain Trainer and associated Service using a network-marketing strategy, which consists of a person to person, hand-to-hand approach selling.

NextFit Keychain Trainer and associated Service combine technology, expert coaching, and music to motivate people to reach their fitness goals.  The keystone of the Company’s business is the appeal of the NextFit Keychain trainer as a training and fitness aid, which appeal is used to sell both the Keychain Trainer and associated content, which results in an initial retail sale of the Keychain Trainer and in a subscription, with associated monthly payments, for the download of dynamic and personalized health and fitness audio and/or video workouts featuring celebrities and/or preeminent trainers to the Keychain Trainers (the “Service”).

The  business is built on: 1) The exclusive consumer-direct distribution license for the NextFit Keychain Trainer and associated Service, and 2) a person-to-person, relationship-based distribution model (“Network Marketing”).

The NextFit Keychain Trainer is a proprietary portable media player, which plugs into a USB port on any internet-connected computer to download fitness workouts, providing access to the NextFit Service, with dozens of coaches and millions of possible workouts, specially tailored to the individual Subscriber.

The Keychain Trainer fits in pocket or purse   Subscribers plug in the included headphones, press play on the Keychain Trainer, and listen as their personal trainers guide them to their fitness goals.

Marketed advantages of the Keychain Trainer and associated Service:

•

Offers a fun, simple, easy way to get fit: Subscribers just listen to the music and follow their trainers’ instructions.

•

Subscribers plug the Keychain Trainer into the USB port of an internet-connected computed and develop a customized fitness plan.

•

Each session is custom-tailored for the individual Subscriber.  Trainers call each Subscriber by name.

•

Gives Subscribers access to celebrity trainers like “America’s Trainer,” Kathy Smith; David Kirsch, who trains Heidi Klum and Anne Hathaway; running expert Jeff Galloway; and to

•

more than 40  other preeminent  coaches.

•

Coaching for every fitness level.

•

Content library of more than 2,500 exercises, hundreds of kinds of equipment, and 150,000 audio clips form the world’s largest audio exercise database. Every audio clip professionally scripted, tested, and recorded.

•

Over 100 tracks of professionally-designed fitness music included (with ability for advanced users to mix in their own music)

•

Over $15 million invested by Nextfitness in the technology platform.

•

8 patents pending on technology, such as the “Dynamic Media Production” system, which tailors  workouts based upon the results of prior sessions and the conditions (home, gym, etc.)

The Keychain Trainer naturally lends itself to Network Marketing.  A distributor can hand a demonstration Keychain Trainer to a prospective subscriber and ask him or her to listen for themselves to a pre-loaded promotional session. This process, takes little time and replaces millions of dollars in advertising to get a Keychain Trainer into the hands of a prospective customer.

The Network Marketing distribution model has a number of distinct advantages:

•

The majority of our advertising and marketing is done by Distributors, who do not get compensated for their efforts unless a product is sold, so it requires less capital to operate the business

•

Low barrier to entry, financially viable for Distributors right from the start

o

This both creates and meets demand, unlike retail, which just meets demand

•

Quality of the celebrity audio pitch creates confidence in Distributors, generating growth

•

Shared residuals mean an attentive & engaged sales force with a focus on retention

•

Process of pitching, signing up, and tracking is automated: we keep track of how and when products are distributed, activated, and used

•

Trying to sell to friends is hard; finding an opening to hand out a “KT” is easy

•

Based on credible, existing relationships, and the influence of someone you know

•

People help us retain and keep customers actively using the product

•

Community focus, getting groups together to motivate & inspire one another

•

The Company has developed a Network Marketing compensation plan that rewards distributors for selling the Keychain Trainer and associated Service.

The Keychain Trainer initially will retail for $99.95 per unit. Monthly subscription rates for a single subscription initially will be offered at $24.95 per month.

Employees

We do not currently have any employees but rely upon the efforts of our officers and directors to conduct our business.  We do not have any employment or compensation agreements in place with our officers and directors although they are reimbursed for expenditures advanced on our behalf.

ITEM 2.  PROPERTIES.

We do not currently own any property.  We sublease our principal executive and administrative offices located at 235 West Sego Lily Drive, 2nd Floor, Sandy, Utah 84070.  Our office space is approximately 10,913 rentable square feet and the sublease is for a period of almost 6 years, terminating February 14, 2012.  This sublease is on a full service basis, including all building operating expenses.   The lease rate of $18.50 per rentable square foot is paid monthly and increases on an annual basis by 3%.  Currently, the rate is $17,329 per month.

ITEM 3.  LEGAL PROCEEDINGS.

The Company is not the subject of any pending legal proceedings; and to the knowledge of management, no proceedings are presently contemplated against the Company by any federal, state or local governmental agency.

Further, to the knowledge of management, no director or executive officer is party to any action in which any has an interest adverse to the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock is listed on the Over the Counter Bulletin Board (“OTCBB”), under the symbol “WRNT".  There was not an active market and no trading volume during fiscal 2007 and there has been no trading volume in 2008.

	CLOSING BID		CLOSING ASK

2008	High	Low	High	Low

Sept. 17 (first available) through Sept. 30	NONE	NONE	NONE	NONE

October 1 through December 31.25		.25	NONE	NONE

The above quotations, as provided by Pink Sheets OTC Markets, Inc., represent prices between dealers and do not include retail markup, markdown or commission.  In addition, these quotations do not represent actual transactions.

Holders

As of March 30, 2009, there were approximately 71 shareholders of record holding 6,000,000 shares of common stock.  This number does not include an indeterminate number of stockholders whose shares are held by brokers in street name. The holders of common stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. Holders of the common stock have no preemptive rights and no right to convert their common stock into any other securities. There are no redemption or sinking fund provisions applicable to the common stock.

Dividends

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

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Recent Sales or Purchases of Unregistered Securities

None during 2008.  Subsequent to year end and Pursuant to the terms of the License and Distribution Agreement, the Company issued 600,000 shares of Series A Preferred Stock; 600,000 shares of Series B Preferred Stock; and warrants to purchase 4,500,000 shares of common stock.  Series A Preferred Stock is convertible into 10 shares of Common Stock for each Series A Share, no voting rights are provided. Series B Preferred Stock is convertible into 10 shares of Common Stock for each Series B Share and provides for 2 votes per share on a converted basis.  The warrant is for the purchase of up to 4,500,000 shares at an exercise price of $0.334 per share for a period of three years, until March 4, 2012.

The shares and warrants were issued pursuant to exemptions from registration under Regulation D.  No commissions were paid and no brokers were involved in the transaction.

ITEM 6.  SELECTED FINANCIAL DATA.

Since we are a “smaller reporting company,” as defined by SEC regulation, we are not required to provide the information required by this Item.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FORWARD-LOOKING STATEMENTS

The statements made below with respect to our outlook for fiscal 2009 and beyond represent “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities and Exchange Act of 1934 and are subject to a number of risks and uncertainties. These include, among other risks and uncertainties, whether we will be able to generate sufficient cash flow from our operations or other sources to fund our working capital needs, maintain existing relationships with our lender, successfully introduce and attain market acceptance of any new products, attract and retain qualified personnel both in our existing markets and in new territories in an extremely competitive environment, and potential obsolescence of our technologies.

In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “projects,” “predicts,” “potential” and similar expressions intended to identify forward-looking statements. These statements are only predictions and involve known and unknown risks, uncertainties, and other factors that may cause our actual results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by such forward-looking statements. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Also, these forward-looking statements represent our estimates and assumptions only as of the date of this report. Except as otherwise required by law, we expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statement contained in this report to reflect any change in our expectations or any change in events, conditions or circumstances on which any of our forward-looking statements are based.  We qualify all of our forward-looking statements by these cautionary statements.

Results of Operations

Years Ended December 31, 2008 and 2007

We have revenue of $21,652 for the year ended December 31, 2008 with cost of goods sold at $13,074 for a gross profit of $8,578. Our general and administrative expenses were $45,875 and we had interest expense of $923 for a net loss of $38,220.  For the year ended December 31, 2007, we did not generate any revenue and had general and administrative expenses of $17,137 and interest expense of $1,272 for a net loss of $18,409.

Liquidity and Capital Resources

The Company remains in the development stage.  The Company's balance sheet as of December 31, 2008, reflects a total asset value of $44,462.  We have current liabilities of $47,581 which consist of $858 in a bank overdraft, $25,785 in accounts payable, $514 in payroll taxes payable, $2,138 in accrued interest to a related party and $18,286 in a note payable to a related party.  The Company has minimal cash and no line of credit, other than that which present management may agree to extend to or invest in the Company, nor does it expect to have one.  The Company will carry out its plan of business as discussed above. The Company cannot predict to what extent its liquidity and capital resources will be diminished by the operation of its proposed business.

The Company filed a registration statement on Form SB-2 with the Securities and Exchange Commission to register a minimum of 1,500,000 shares and a maximum of 2,000,000 shares of common stock.  The public offering price was $0.05 per shareThe registration statement was declared effective on August 8, 2007.  The Company completed its offering on February 28, 2008 and raised $80,063 from the sale of 1,601,262 shares of common stock.

On December 31, 2008 and 2007, the Company has a note payable to Tryant, LLC for $18,286 and $42,528, respectively. The note accrues interest at 8% per annum and is payable on demand. At December 31, 2008 and 2007 accrued interest was $2,138 and $1,884, respectively.

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

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, results of operations or liquidity.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Since we have no assets and do not have any investments in eligible portfolio companies there is no quantitative information, as of the end of December 31, 2008, about market risk that has any impact on our present business. Once we begin making investments in eligible portfolio companies there will be market risk sensitive instruments and we will disclose the applicable market risk information at that time

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The required financial statements are included following the signature page of this Form 10-K.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

The Company has had no disagreements with its certified public accountants with respect to accounting practices or procedures or financial disclosure.

ITEM 9A(T). CONTROLS AND PROCEDURES.

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

Management’s Annual Report on Internal Control over Financial Reporting.  Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives.

Our management, with the participation of the President, evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework.  Based on this evaluation, our management, with the participation of the President, concluded that, as of December 31, 2008, our internal control over financial reporting was effective.

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

ITEM 9B. OTHER INFORMATION

There are no further disclosures. All information that was required to be disclosed in a Form 8-K during the fourth quarter 2008 has been disclosed.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Identification of Directors and Executive Officers

The following table sets forth the name, age, position and office term of each executive officer and director of the Company.

Name	Age	Position	Director or Officer Since

Daniel D. Drummond	56	President and Director	December 2005

Justin Pentelute	25	President and Director	July 2008

All officers hold their positions at the will of the Board of Directors.  All directors hold their positions for one year or until their successors are elected and qualified.

Set forth below is certain biographical information regarding the Company’s executive officer and director:

Daniel D. Drummond, President and Director. Mr. Drummond graduated with a Bachelor of Science degree from the United States Military Academy at West Point in 1975. Following a military career with the U.S. Army, Mr. Drummond held positions with various companies in marketing, consulting and operations. From April 2003 until December 2003, Mr. Drummond was Vice President of Systems Development for two start-up companies, PoweRX Pharmacy, a pain-management pharmacy, and PoweRx Technologies, a company specializing in the development of handheld prescription-writing applications and systems. Since February 2004, Mr. Drummond has been a member of Tryant, LLC., a firm specializing in mergers and acquisitions. Mr. Drummond is currently the sole officer and director of Wren, Inc., an internet marketing company, and is the president and director of UAGH, Inc., a development stage company.

Justin Pentelute, President and Director.  Mr. Pentelute was a consultant for Tryant, LLC, a firm specializing in mergers and acquisitions, from September 2007 – December 2008. From 2006 to 2007, Mr. Pentelute was a real estate agent for Montana Properties in Eureka, Montana . From 2005 to 2006 Mr. Pentelute was a Sales Professional for Desert BMW of Henderson, Nevada. From 2002 to 2005, Mr. Pentelute was a Sales Professional for RC Willey of Henderson , Nevada. From 2001 to 2002, Mr. Pentelute was the Manager for Logs 4 Life in Grand Junction , Colorado

On December 31, Justin Pentelute, our President and a Director, resigned from serving as both President and Director of the Company. Mr. Pentelute's resignation is for personal reasons and not due to any controversy or disagreement with the Company regarding its financial reporting or accounting policies or otherwise.

Subsequent to year end 2008, we had a change in management.

On February 23, 2009, Daniel D. Drummond, acting as our sole officer and director, through a Unanimous Written Consent of Directors filled the vacancy on our Board of Directors by appointing Jeff Jenson to our Board of Directors. Also on February 23, 2009, our Board of Directors appointed Jeff Jenson as our President. Subsequent to the appointment of Jeff Jenson as President, Daniel D. Drummond resigned as an officer and Director of Wren, Inc.

On March 4, 2009, the Company appointed Teri Sundh to fill a vacancy on the Board of Directors and to serve as Chief Executive Officer of the Company.

The following table reflects our management as of March 4, 2009.

Name	Age	Position	Director or Officer Since

Teri Sundh	41	CEO, Director	March 2009

Jeffrey D. Jenson	38	CFO, President and Director	February 2009

Ms. Sundh, Chief Executive Officer and Director, 41 years old, has excelled in executive management for over 15 years, negotiating multi-million dollar contracts with Fortune 500 companies as a vice president at Franklin Covey, as well as developing strategic partnership for several successful startups. Her experience includes negotiations with Xerox, Disney, IBM, Merrill Lynch, Coca-Cola, Nike, AT&T, and the National Chamber of Commerce. Teri has managed hundreds of employees and developed numerous national sales/marketing programs.  As one of the first key executives of ThinMillionaire Inc., Teri was responsible for developing and negotiating each of the many strategic relationships that ThinMillionaire formed with vendors, promotional partners, and fulfillment centers including Kraft, EAS, General Growth, SlimFast, Simon Properties and Jenny Craig. Ms. Sundh later co-founded and launched ZingBack Inc, a patent-pending voice messaging technology and served as Executive Vice President from March 2002 until November 2004. Ms. Sundh founded and has served as CEO since January 2005 of NextFitness, Inc. (formerly Podfitness.com, Inc.), where she helped create the world’s first personalized audio fitness system. In 2008, Teri was honored as one of “30 Women to Watch” by Utah Business magazine.

Mr. Jenson, Chief Financial Officer, President and Director, 38 years old, is the Managing Director of Tryant, LLC. Mr. Jenson has been a financial consultant to development-stage businesses and public corporations for 16 years.  Mr. Jenson was a founder of Vic’s Nutritional Products, Inc., which developed, owned, and operated its retail outlets in shopping malls throughout the US and which was subsequently purchased by Guthy Renker in 2002.  Prior to his work with Vic’s Nutritional Products, Mr. Jenson was president of Jenson Services, a Utah merger-and-acquisition corporation.

The Company has no audit committee financial expert, as defined under Section 228.401, serving on its audit committee because it has no audit committee and is not required to have an audit committee because it is not a listed security as defined in Section 240.10A-3.

Term of Office

The term of office of the current directors shall continue until new directors are elected or appointed.

Involvement in Certain Legal Proceedings

During the past five years, no present or former director, person nominated to become a director, executive officer, promoter or control person of the Company:

(1) Was a general partner or executive officer of any business by or against which any bankruptcy  petition was filed, whether at the time of such filing or two years prior thereto;

(2) Was convicted in a criminal proceeding or named the subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

(3) Was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated,  of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; and

(4) Was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated,  of any federal or state authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described above under this Item, or to be associated with persons engaged in any such activity;

(5) Was found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Financial Expert

The Company has no audit committee financial expert, as defined under Section 228.401, serving on its audit committee because it has no audit committee and is not required to have an audit committee because it is not a listed security as defined in Section 240.10A-3.

Code of Ethics

The Company has adopted a code of ethics that applies to the Company’s principal executive officer, principal financial officer, principal accounting officer or controller.  The Company will provide, at no cost, a copy of the Code of Ethics to any shareholder of the Company upon receiving a written request sent to the Company’s address shown on Page 1 of this report.

ITEM 11.  EXECUTIVE COMPENSATION

Other than Justin Pentelute, no current or prior officer or director has received any remuneration or compensation from the Company in the past three years, nor has any member of the Company’s management been granted any option or stock appreciation right. Accordingly, no tables relating to such items have been included within this Item. None of our employees are subject to a written employment agreement nor has any officer received a cash salary since our founding.  The Company has verbally agreed to pay Ms. Sundh, our new Chief Executive Officer, an annual salary of $140,000 per year and intends to formalize the agreement in the near future.

The Summary Compensation Table shows certain compensation information for services rendered in all capacities for the fiscal periods ended December 31, 2008, 2007 and 2006. Other than as set forth herein, no executive officer's salary and bonus exceeded $100,000 in any of the applicable years. The following information includes the dollar value of base salaries, bonus awards, the number of stock options granted and certain other compensation, if any, whether paid or deferred.

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($) (4)	Option Awards ($) (4)	Non- Equity Incentive Plan Compen- sation ($)	Nonquali- fied Deferred Compen- sation Earnings ($)	All Other Compen- sation ($)	Total ($)

Daniel D. Drummond President and Director	2008 2007 2006	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-

Justin Pentelute President and Director	2008	5,000	-0-	-0-	-0-	-0-	-0-	-0-	5,000

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

As of year end 2008, we had not adopted any retirement, pension, profit sharing, stock option or insurance programs or other similar programs for the benefit of our employees.

Termination of Employment and Change of Control Arrangement

There are no compensatory plans or arrangements, including payments to be received from the Company, with respect to any former employees, officers or directors which would in any way result in payments to any such person because of his or her resignation, retirement or other termination of such person’s employment with the Company or its subsidiaries, or any change in control of the Company, or a change in the person’s responsibilities following a change in control of the Company.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth as of March 30, 2009, the number and percentage of the 6,000,000 shares of outstanding common stock which, according to the information supplied to the Company, were beneficially owned by (i) each person who is currently a director of the Company, (ii) each executive officer, (iii) all current directors and executive officers of the Company as a group and (iv) each person who, to the knowledge of the Company, is the beneficial owner of more than 5% of the outstanding common stock.  Except as otherwise indicated, the persons named in the table have sole voting and dispositive power with respect to all shares beneficially owned, subject to community property laws where applicable.

Title of	Name and Address of	Amount and Nature of
Class	Beneficial Owner	Beneficial Ownership	Percentage of Class

Common	Teri Sundh (1)	0	0%
	235 West Sego Lily Dr., 2nd Floor
	Sandy, UT 84070

Common	Jeffrey D. Jenson (1)(2)	1,107,580	18.46%
	89 Lone Hollow
	Sandy, UT 84092

Common	Alex Ferries (3)	988,429	16.47%
	22 East St.
	Oxford, UK OX2 0AU

Common	Daniel Drummond (4)	367,580	6.12%
	P. O. Box 5005 PMB 42
	Rancho Santa Fe, CA 92067

Common	Fit 4 Life, LLC	750,000	12.5%
	1348 E. 3300 S., Ste. 202
	Salt Lake City, UT 84106

Common	Fit 4 Money, LLC (2)	750,000	12.5%
	1348 E. 3300 S., Ste. 202
	Salt Lake City, UT 84106

Common	Shining Meadows, LLC (3)	328,300	5.47%
	1348 E. 3300 S., Ste. 202
	Salt Lake City, UT 84106

Common	Snowtop Park, LLC	328,300	5.47%
	1348 E. 3300 S., Ste. 202
	Salt Lake City, UT 84106

Total Officers and Directors		1,107,580	18.46%
As a Group (2 People)

(1)

Officer and/or director

(2)

Jeff Jenson is the Manager of Fit 4 Money, LLC and is considered to have beneficial ownership of the 750,000 shares held in the name of Fit 4 Money, LLC

(3)

153,038 shares in the name of Alexander Ferries-Lone Giraffe LLC, 328,300 shares in the name of Alexander Ferries – Moose Investments, LLC and  178,790 shares held directly in the name of Alex Ferries.  Mr. Ferries is the Manager of Shining Meadows, LLC and is considered to have beneficial ownership of the 328,300 shares held in the name of Shining Meadows, LLC

(4)

5,000 shares in the name of Daniel D. Drummond FBO William D Drummond and 362,580 shares held directly in the name of Daniel D. Drummond

In addition to our common stock, we have Series A and Series B Convertible Preferred Stock issued and outstanding.   The following table shows beneficial ownership of all voting shares as of March 30, 2009.

Title of Class	Name and Address of Beneficial Owner	Amount of Beneficial Voting Ownership	% (2)
Series B	Teri Sundh 235 West Sego Lily Dr., 2nd Floor Sandy, UT 84070	6,000,000	33.33%
Common	Jeff Jenson 89 Lone Hollow Sandy, UT 84092	1,107,580	18.46%
Series B	Equity Online, Inc. (3) 3544 E. Danish Rd. Sandy, UT 84093	6,000,000	33.33%
Series A	NextFitness, Inc. (3) 235 W. Sego Lily Dr., 2nd Floor Sandy, UT 84070	3,000,000	0%
Series A	NextFit, Inc. (4) 2354 W. Sego Lily Dr., 2nd Floor Sandy, UT 84070	3,000,000	0%
	All Officers and Directors as a Group (2 Persons)	7,107,580	39.49%

(1)

Officer and/or director

(2)

Based on total votes of 6,000,000 common votes and 12,000,000 Series B votes for a total of 18,000,000 votes

(3)

Jeff Hays is Manager of Equity Online, LLC and is sole officer and director of NextFitness, Inc.

(4)

Teri Sundh is CEO and Jeff Hays is President of NextFit, Inc.

There are no contracts or other arrangements that could result in a change of control of the Company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, DIRECTOR INDEPENDENCE.

Transactions with Management and Others

On December 31, 2008 and 2007, the Company has a note payable to Tryant, LLC for $18,286 and $42,528, respectively. The note accrues interest at 8% per annum and is payable on demand. At December 31, 2008 and 2007 accrued interest was $2,138 and $1,884, respectively.

The Company has entered into an exclusive distribution agreement with NextFitness, Inc. Teri Sundh is a shareholder in both NextFitness, Inc. and Wren.

We sublease our office space from NextFitness, Inc.  The sublease is a pass-through arrangement and NextFitness, Inc. does not profit from our sublease.

A condition of the License and Distribution Agreement requires the Company to pay Tryant, LLC, an entity 50% owned and controlled by Jeff Jenson, our President, the sum of $475,000 for consulting services and indemnification.

Indebtedness of Management

None; not applicable.

Conflicts of Interest

None of our key personnel is required to commit full time to our affairs and, accordingly, these individuals may have conflicts of interest in allocating management time among their various business activities.  In the course of their other business activities, certain key personnel may become aware of investment and business opportunities which may be appropriate for presentation to us, as well as the other entities with which they are affiliated.  As such, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

Each officer and director is, so long as he is an officer or director, subject to the restriction that all opportunities contemplated by our plan of operation that come to his attention, either in the performance of his duties or in any other manner, will be considered opportunities of, and be made available to us and the companies that he is affiliated with on an equal basis.  A breach of this requirement will be a breach of the fiduciary duties of the officer or director.  If we or the companies to which the officer or director is affiliated each desire to take advantage of an opportunity, then the applicable officer or director would abstain from negotiating and voting upon the opportunity.  However, the officer or director may still take advantage of opportunities if we should decline to do so.  Except as set forth above, we have not adopted any other conflict of interest policy in connection with these types of transactions.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Audit Fee

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for the audit of Wren, Inc. annual financial statement and review of financial statements included in Cactus Wren’s 10-Q reports and services normally provided by the accountant in connection with statutory and regulatory filings or engagements were $12,129 for fiscal year ended 2008 and $7,500 for fiscal year ended 2007.

Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of Wren, Inc. financial statements that are not reported above were $0 for fiscal year ended 2008 and $0 for fiscal year ended 2007.

Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning were $0 for fiscal year ended 2008 and $0 for fiscal year ended 2007.

All Other Fees

The aggregate fees billed in each of the last two fiscal years for products and services provided by the principal accountant, other than the services reported above were $0 for fiscal year ended 2008 and $0 for fiscal year ended 2007.

We do not have an audit committee currently serving and as a result our board of directors performs the duties of an audit committee.  Our board of directors will evaluate and approve in advance, the scope and cost of the engagement of an auditor before the auditor renders audit and non-audit services.  We do not rely on pre-approval policies and procedures.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

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

*  Incorporated by reference. Filed as exhibit to SB-2 on January 21, 2005

**  The Exhibit attached to this Form 10-K shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934 (the "Exchange Act") or otherwise subject to liability under that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act, except as expressly set forth by specific reference in such filing.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WREN, INC.

Date: March 31, 2009

/s/ Teri Sundh

Teri Sundh

Chief Executive Officer

Date: March 31, 2009

/s/ Jeffery D. Jenson

Jeffrey D. Jenson

Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 31, 2009

/s/ Teri Sundh

Teri Sundh

Director

Date: March 31, 2009

/s/ Jeffery D. Jenson

Jeffrey D. Jenson

Director

WREN, INC.

[A Development Stage Company]

FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

Wren, Inc.

Sandy, Utah

We have audited the accompanying balance sheets of Wren, Inc. [a development stage company] as of December 31, 2008 and 2007 and the related statements of operations, stockholders' equity (deficit) and cash flows for each of the years in the two-year period ended December 31, 2008 and for the period from inception on March 7, 2001 through December 31, 2008. Wren, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Wren, Inc. as of December 31, 2008 and 2007 and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2008 and for the period from inception on March 7, 2001 through December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming Wren, Inc. will continue as a going concern. As discussed in Note 4 to the financial statements, Wren, Inc. has incurred losses since its inception and has not yet established profitable operations.  These factors raise substantial doubt about the ability of the Company to continue as a going concern.  Management’s plans in regards to these matters are also described in Note 4.  The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

/s/ PRITCHETT, SILER & HARDY, P.C.

Salt Lake City, Utah

March 31, 2009

WREN, INC.

[A Development Stage Company]

Balance Sheets

ASSETS	December 31,	December 31,
	2008	2007
CURRENT ASSETS:
Cash	$100	104
Accounts Receivable(net)	5,295	-
Inventory	39,067	24,552
Total Current Assets	44,462	24,656

OTHER ASSETS:
Deferred offering costs	-	15,000
Total Assets	$44,462	39,656

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
Bank Overdraft payable	$858	-
Accounts payable	25,785	23,158
Payroll taxes payable	514	-
Advance payable – Related Party	-	568
Accrued Interest – Related Party	2,138	1,884
Note Payable – Related Party	18,286	42,528
Total Current Liabilities	47,581	68,138

STOCKHOLDERS' EQUITY (DEFICIT):
Preferred stock, $.001 par value,
5,000,000 shares authorized,
no shares issued and outstanding	-	-
Common stock, $.001 par value,
50,000,000 shares authorized,
13,601,262 and 12,000,000 shares issued and outstanding
at December 31, 2008 and 2007, respectively.	13,601	12,000
Capital in excess of par value	66,482	4,500
Deficit accumulated during the
development stage	(83,202)	(44,982)
Total Stockholders' Equity (Deficit)	(3,119)	(28,482)
Total Liabilities and Stockholders’ Equity (Deficit)	$44,462	39,656

The accompanying notes are an integral part of these financial statements.

WREN, INC.

[A Development Stage Company]

STATEMENTS OF OPERATIONS

	For the Year ended December 31,		From Inception on March 7, 2001 through December 31, 2008
	2008	2007

Revenue	$21,652	$-	$22,089
Cost of Goods Sold	13,074	-	13,209
Gross Profit	8,578	-	8,880
Expenses:
General and Administrative	45,875	17,137	89,275
Loss before other Expenses	(37,297)	(17,137)	(80,395)

Other Income/(Expense):
Interest Expense-Related party	(923)	(1,272)	(2,807)
Loss Before Income Taxes	(38,220)	(18,409)	(83,202)

Current Tax Expense	-	-	-
Deferred Tax Expense	-	-	-
Net Loss	$(38,220)	$(18,409)	$(83,202)

Loss per Common Share	(0.00)	(0.00)

The accompanying notes are an integral part of these financial statements.

WREN, INC.

[A Development Stage Company]

STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,		From Inception on March 7, 2001 through December 31, 2008
	2008	2007
Cash Flows From Operating Activities:
Net loss	$(38,220)	$(18,409)	$(83,202)
Adjustments to reconcile net loss to net cash
used by operating activities:
Change in assets and liabilities:
Increase (Decrease) in accounts payable	2,627	14,545	25,785
(Increase) Decrease in accounts Receivable	(5,295)	-	(5,295)
(Increase) Decrease in prepaid expenses	-	-	-
(Increase) Decrease in inventory	(14,515)	(24,522)	(39,067)
Increase (Decrease) in Taxes payable	514	-	514
Increase (decrease) in Accrued interest	254	1,272	2,138

Net Cash Provided (Used) by
Operating Activities	(54,635)	(27,114)	(99,127)

Cash Flows From Investing Activities:
Net Cash (Used) by Investing Activities	-	-	-

Cash Flows From Financing Activities:
Proceeds from advances payable	-	568	568
Bank Overdraft payable	858	-	858
Proceeds from note payable issuance	23,638	26,625	66,166
Payment on note payable	(48,448)	-	(48,448)
Proceeds from common stock issuance	80,063	-	96,563
Deferred stock offering costs	(1,480)	-	(16,480)

Net Cash Provided by Financing Activities	54,631	27,193	99,227

Net Increase (Decrease) in Cash	(4)	79	100

Cash at Beginning of Period	104	25	-

Cash at End of Period	$100	$104	$100

Supplemental Disclosures of Cash Flow Information:
Cash paid during the periods for:
Interest	$669	$-	$-
Income taxes	$-	$-	$-

Supplemental Schedule of Non-cash Investing and Financing Activities:

For the year ended December 31, 2008:

   Offering expenses of $16,480 were deducted from the gross stock offering proceeds of $80,063, which provided net proceeds of $63,583 to the Company from its Common Stock offering on February 28, 2008.

    At December 31, 2008 the Company converted advances payable-related party valued at $568 into a note payable-related party.

For the year ended December 31, 2007:

   None.

The accompanying notes are an integral part of these financial statements.

WREN, INC.

[A Development Stage Company]

STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

FROM THE DATE OF INCEPTION ON MARCH 7, 2001

THROUGH DECEMBER 31, 2008

	Preferred Stock		Common Stock		Capital in	Deficit Accumulated
					Excess of	During the
	Shares	Amount	Shares	Amount	Par Value	Development Stage

BALANCE, March 7, 2001	-	$-	-	$-	$-	$-

Shares issued for cash at $.0001 per share, April 2001	-	-	10,000,000	10,000	(9,000)	-

Net loss for the year ended December 31, 2001	-	-	-	-	-	(967)

BALANCE, December 31, 2001	-	-	10,000,000	10,000	(9,000)	(967)

Net loss for the year ended December 31, 2002	-	-	-	-	-	(283)

BALANCE, December 31, 2002	-	-	10,000,000	10,000	(9,000)	(1,250)

Shares issued for cash at $.001
per share, August 2003	-	-	500,000	500	-	-

Net loss for the year ended December 31, 2003	-	-	-	-	-	(282)

BALANCE, December 31, 2003	-	-	10,500,000	10,500	(9,000)	(1,532)

Shares issued for cash at $.01 Per share, September 2004	-	-	1,000,000	1,000	9,000	-

Shares issued for cash at $.01Per share, September 2004	-	-	500,000	500	4,500	-

Net loss for the year ended December 31, 2004	-	-	-	-	-	(7,433)

BALANCE, December 31, 2004	-	-	12,000,000	12,000	4,500	(8,965)

Net loss for the year ended December 31, 2005	-	-	-	-	-	(8,264)

BALANCE, December 31, 2005	-	-	12,000,000	12,000	4,500	(17,229)

Net loss for the year ended December 31, 2006	-	-	-	-	-	(9,344)

BALANCE, December 31, 2006	-	-	12,000,000	12,000	4,500	(26,573)

Net loss for the year ended December 31, 2007	-	-	-	-	-	(18,409)

BALANCE, December 31, 2007	-	-	12,000,000	12,000	4,500	(44,982)

Shares issued for cash at $0.05 per share,
February 2008,net of offering costs of $16,480	-	-	1,601,262	1,601	61,982	-

Net loss for the year ended December 31, 2008	-	-	-	-	-	(38,220)

BALANCE, December 31, 2008	-	$-	13,601,262	$13,601	$66,482	$(83,202)

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

Income Taxes - The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” [See Note 6].

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007.  As a result of the implementation of Interpretation 48, the Company recognized approximately no increase in the liability for unrecognized tax benefits.

The Company has no tax positions at December 31, 2008 and 2007 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses.  During the years ended December 31, 2008 and 2007, the Company recognized no interest and penalties.  The Company had no accruals for interest and penalties at December 31, 2008, and 2007.

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

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Accounts Receivable

Trade accounts receivable are carried at original invoice amount less an estimate made for doubtful accounts.  Management of the Company determines the allowance for doubtful accounts by identifying potential troubled accounts and by using historical experience and future expectations applied to an aging of accounts.  Trade accounts receivable are written off when deemed uncollectible.  Recoveries of trade accounts receivable previously written off are recorded as income when received.  Management determined that an allowance for doubtful accounts of $4,090 and $0 was required at December 31, 2008 and 2007, respectively.

Inventory - Inventory is carried at the lower of cost or market value using the specific identification method.  At December 31, 2008, inventory consists of Australian coin purses valued at $30 and golf equipment inventory consisting of putters, ladies’ woods sets and golf gloves valued at $22,433 and recreational hanging chairs valued at $16,604. The Company has estimated that no allowance for slow moving or obsolete inventory was necessary at December 31, 2008.

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

Recently Enacted Accounting Standards - Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements”, SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115”, SFAS No. 160, “Noncontrolling Interest in Consolidated Financial Statements” (as amended), SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133”, SFAS No. 162, “The Hierarchy of GAAP Sources for Non-governmental entities”, and SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts” were recently issued.  SFAS No. 157, 159, 160, 161, 162 and 163 have no current applicability to the Company or their effect on the financial statements would not have been significant.

NOTE 2 - CAPITAL STOCK

Preferred Stock - The Company has authorized 5,000,000 shares of preferred stock, $.001 par value, with such rights, preferences and designations and to be issued in such series as determined by the Board of Directors.  No shares are issued and outstanding at December 31, 2008.

Common Stock - The Company has authorized 50,000,000 shares of common stock with a $.001 par value.

At December 31, 2008 and 2007 there were 13,601,262 and 12,000,000 shares issued and outstanding, respectively.

The Company filed a registration statement with the United States Securities and Exchange Commission on Form SB-2, which registration statement went effective on August 8, 2007. The Company issued 1,601,262 shares of its previously authorized but unissued common stock. The total proceeds from the sale of stock amounted to $80,063 (or $.05 per share). Offering costs were $16,480. The offering was completed on February 28, 2008.

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

NOTE 3 - INCOME TAXES

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes”.  SFAS No. 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards.  The Company has available at December 31, 2008, an operating loss carryforward of approximately $83,200 which may be applied against future taxable income and which expires in various years through 2028.

The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined.  Due to a substantial change in the Company’s ownership, there is an annual limitation on the amount of net operating loss carryforwards which can be utilized.  Because of the uncertainty surrounding the realization of the loss carryforwards, the Company has established a valuation allowance equal to the tax effect of the loss carryforwards and, therefore, no deferred tax asset has been recognized for the loss carryforwards.  The net deferred tax asset is approximately $12,500 and $6,700 as of December 31, 2008 and 2007, respectively, with an offsetting valuation allowance of the same amount.  The change in the valuation allowance for the year ended December 31, 2008 is approximately $5,800.

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

NOTE 5 - RELATED PARTY TRANSACTIONS

Management Compensation – During the years ended December 31, 2008 and 2007, the Company paid $5,000 and $0 in compensation to its officers and directors.

Office Space - The Company has not had a need to rent office space.  An officer/shareholder of the Company is allowing the Company to use his office as a mailing address, as needed, at no expense to the Company.

Note Payable – Tryant, LLC, a stockholder of the Company verbally agreed to pay the ongoing expenses of the Company in exchange for a Promissory Note that will be issued semi-annually.

On December 31, 2008 and 2007, the Company has a note payable to Tryant, LLC for $18,286 and $42,528, respectively. The note accrues interest at 8% per annum and is payable on demand. At December 31, 2008 and 2007 accrued interest was $2,138 and $1,884, respectively.

NOTE 6 - LOSS PER SHARE

The following data show the amounts used in computing loss per share for the periods presented:

	For the
	Year Ended
	December 31,

	2008	2007

Loss available to common shareholders
(numerator)	$(38,220)	$(18,409)

Weighted average number of common shares
outstanding during the period used in loss per
share (denominator)	13,334,385	12,000,000

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

NOTE 8 – SUBSEQUENT EVENTS

On December 31, 2008, Justin Pentelute, our President and a Director, resigned from serving as both President and Director of the Company. Mr. Pentelute's resignation is for personal reasons and not due to any controversy or disagreement with the Company regarding its financial reporting or accounting policies or otherwise. Mr. Daniel Drummond, the remaining officer and director assumed the duties of President, until he resigned and the vacated position was filled by Jeff Jenson as of February 23, 2009.

On March 4, 2009, the Company appointed Teri Sundh to fill a vacancy on the Board of Directors and to serve as Chief Executive Officer of the Company.  The Company has verbally agreed to pay Ms. Sundh an annual salary of $140,000 per year and intends to formalize the agreement in the near future.

On March 4, 2009, the Company entered into an Exclusive License and Distribution Agreement with NextFitness, Inc. for the right to market and sell the NextFit KeyChain Trainer and associated Service.  NextFit Keychain Trainer and associated Service combine technology, expert coaching, and music to motivate people to reach their fitness goals.  The Nextfit Keychain Trainer, a training and fitness aid, is a proprietary portable media player, which plugs into a USB port on any internet-connected computer to download fitness workouts, providing access to the NextFit Service, with dozens of coaches and millions of possible workouts, specially tailored to individual Subscribers.  The Keychain Trainer fits in pocket or purse and subscribers plug in the included headphones, press play on the Keychain Trainer, and listen as their personal trainers guide them to their fitness goals.

The License and Distribution Agreement calls for a license fee to be paid as follows:  issuance of 600,000 shares of Class A Preferred Stock, issuance of 600,000 shares of Class B Preferred Stock, $800,000 payable in the form of a Promissory Note, and further payments of $800,000, $300,000, $200,000 and $200,000. In addition, the Company must pay to NextFitness, Inc. $2.00 for every subscriber each month excluding subscriber’s first month, with a minimum payment of $30,000 per month.  The Company shall purchase 10,000 Keychain Trainers from NextFitness at $25 per unit on or prior to May 15, 2009.

A further condition of the License and Distribution Agreement requires the Company to pay Tryant, LLC, an entity 50% owned and controlled by Jeff Jenson, our President, the sum of $475,000 for consulting services and indemnification.  The Company has agreed to issue Tryant, LLC 4,500,000 warrants for the purchase of Wren stock at a price of $0.334.

On March 6, 2009, the Company disposed of its surplus inventory marketing business along with the surplus inventory.  The assets were sold to Jeff Jenson, president and director of the Company in exchange for the cancellation of 7,601,242 shares of common stock of the Company held by Mr. Jenson.