Form 10-K/A
period 2008-12-31
WREN, INC.
filed 2009-04-20
CIK 1311344

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A-1

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

     . Yes   X .  No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.  Our common stock is listed on the Over the Counter Bulletin Board (“OTCBB”), under the symbol “WRNI.”  There was not an active market and no trading volume during fiscal 2007 and there has been no trading volume in 2008, therefore the aggregate market value of the issuer’s common stock held by non-affiliates at March 30, 2009 is deemed to be $-0-.

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to the report on Form 10-KSB for the year ended December 31, 2008, is to revise disclosure of information required pursuant to Regulation S-B and Form 10-KSB which was stated incorrectly in the original annual report filed on March 31, 2009.  No changes have been made in this Amendment No. 1 to the financial statements filed with the original report.

This Amendment No. 1 continues to speak as of the date of the original Form 10-KSB for the year ended December 31, 2008, and we have not updated or amended the disclosures contained herein to reflect events that have occurred since the filing of the original Form 10-KSB, or modified or updated those disclosures in any way other than as described in the preceding paragraphs.  Accordingly, this Amendment No. 1 should be read in conjunction with our filings made with the SEC subsequent to the filing of the original Form 10-KSB on March 31, 2009.

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

Title of	Name and Address of	Amount and Nature of
Class	Beneficial Owner	Beneficial Ownership	Percentage of Class

Common	Teri Sundh (1)	0	0%
	235 West Sego Lily Dr., 2nd Floor
	Sandy, UT 84070

Common	Jeffrey D. Jenson (1)(2)	1,107,580	18.46%
	89 Lone Hollow
	Sandy, UT 84092

Common	Alex Ferries (3)	660,129	11.02%
	22 East St.
	Oxford, UK OX2 0AU

Common	Daniel Drummond (4)	377,580	6.29%
	P. O. Box 5005 PMB 42
	Rancho Santa Fe, CA 92067

Common	Fit 4 Life, LLC	750,000	12.5%
	1348 E. 3300 S., Ste. 202
	Salt Lake City, UT 84106

Common	Fit 4 Money, LLC (2)	750,000	12.5%
	1348 E. 3300 S., Ste. 202
	Salt Lake City, UT 84106

Common	Shining Meadows, LLC(3)	328,300	5.47%
	1348 E. 3300 S., Ste. 202
	Salt Lake City, UT 84106

Common	Snowtop Park, LLC	328,300	5.47%
	1348 E. 3300 S., Ste. 202
	Salt Lake City, UT 84106

Total Officers and Directors		1,107,580	18.46%
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

Title of Class	Name and Address of Beneficial Owner	Amount of Beneficial Voting Ownership	% (2)

Series B	Teri Sundh 235 West Sego Lily Dr., 2nd Floor Sandy, UT 84070	6,000,000	33.33%

Common	Jeff Jenson 89 Lone Hollow Sandy, UT 84092	1,107,580	6.16%

Series B	Equity Online, Inc. (3) 3544 E. Danish Rd. Sandy, UT 84093	6,000,000	33.33%

Series A	NextFitness, Inc. (3) 235 W. Sego Lily Dr., 2nd Floor Sandy, UT 84070	3,000,000	0%

Series A	NextFit, Inc. (4) 2354 W. Sego Lily Dr., 2nd Floor Sandy, UT 84070	3,000,000	0%

All Officers and Directors as a Group (2 Persons)		7,107,580	39.49%

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

WREN, INC.

Date: April 17, 2009	/s/ Teri Sundh
Teri Sundh
Chief Executive Officer

Date: April 17, 2009	/s/ Robert Reitz
Robert Reitz
Chief Financial Officer

In accordance with the Exchange Act, this amended report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: April 17, 2009	/s/ Teri Sundh
Teri Sundh
Director

Date: April 17, 2009	/s/ Robert Reitz
Robert Reitz
Director

5