Form 10-Q
period 2009-03-31
WREN, INC.
filed 2009-05-20
CIK 1311344

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

 X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

         or

       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________  to  ___________________________

Commission File Number:  333-122185

WREN, INC.

(Exact name of registrant as specified in its charter)

Nevada	87-0672359
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

235 W. Sego Lily Dr., Sandy, Utah	84070
(Address of principal executive offices)	(Zip Code)

(801) 990-1992

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

  X    Yes          No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

         Yes   X    No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer     .

Accelerated filer     .

Non-accelerated filer     . (Do not check if a smaller reporting company)

Smaller reporting company  X .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

      Yes   X   No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of March 31, 2009 – 6,000,000

WREN, INC.

FORM 10-Q

MARCH 31, 2009

INDEX

		Page
PART I.	Financial Information

	Item 1. Unaudited Condensed Financial Statements	3

	Unaudited Condensed Balance Sheets – March 31, 2009 and December 31, 2008	4

	Unaudited Condensed Statements of Operations for the three months ended March 31, 2009 and 2008 and for the period from inception on March 7, 2001 through March 31, 2009	6

	Unaudited Condensed Statements of Cash Flows for the three months ended March 31, 2009 and 2008 and for the period from inception on March 7, 2001 through March 31, 2009	7

	Notes to Unaudited Condensed Financial Statements	9

	Item 2. Management’s Discussion and Analysis of Financial Condition or Plan of Operation	12

	Item 3. Quantitative and Qualitative Disclosures About Market Risk	13

	Item 4T. Controls and Procedures	13

PART II.	Other Information	14

	Item 1. Legal Proceedings	14

	Item 1A. Risk Factors	14

	Item 2. Unregistered Sale of Equity Securities and Use of Proceeds	15

	Item 3. Defaults Upon Senior Securities	15

	Item 4. Submission of Matters to a Vote of Security Holders	15

	Item 5. Other Information	15

	Item 6. Exhibits	16

	Signatures	16

PART I.

Financial Information

Item 1.  Financial Statements

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2009 and 2008 and for the periods then ended have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2008 audited financial statements. The results of operations for the periods ended March 31, 2009 and 2008 are not necessarily indicative of the operating results for the fiscal year ended December 31, 2009.

WREN, INC.
[A Development Stage Company]

CONDENSED BALANCE SHEETS

	(unaudited)	(audited)
	March 31,	December 31,
	2009	2008
ASSETS
Current Assets
Cash	$100	$100
Inventory	-	39,067
Accounts receivable, net	-	5,295
Total Current Assets	100	44,462
Other Assets
Property and Equipment, net	557	-
License Agreement	2,301,200	-
Total Other Assets	2,301,757	-
TOTAL ASSETS	$2,301,857	$44,462

LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable	$46,584	$25,785
Overdraft	373	858
Advance payable - related party	28,267	-
Note payable - related party, current portion	435,604	18,286
License fee payable	1,500,000	-
Accrued expenses	2,000	514
Accrued interest - related party	6,011	2,138
Total Current Liabilities	2,018,839	47,581
Long-Term Liabilities
Note payable - related party, net of current portion	364,396	-
Total Long-Term Liabilities	364,396	-
Total Liabilities	2,383,235	47,581

WREN, INC.
[A Development Stage Company]

CONDENSED BALANCE SHEETS (continued)

	(unaudited)	(audited)
	March 31,	December 31,
	2009	2008
Stockholders' Equity (Deficit)
Preferred stock, $0.001 par value,
5,000,000 shares authorized,
Series A 600,000 issued and outstanding
as of March 31, 2009 no shares issued and
outstanding as of December 31, 2008		-
Series B 600,000 issued and outstanding	600
as of March 31, 2009 no shares issued and
outstanding as of December 31, 2008	600	-
Common Stock, $.001 par value, 50,000,000
shares authorized, 6,000,000 and 13,601,262
shares issued and outstanding at March, 31, 2009
and December 31, 2008, respectively	6,000	13,601
Capital in excess of par	131,191	66,482
Deficit accumulated during the development stage	(219,769)	(83,202)
Total Stockholders' Equity (Deficit)	(81,378)	(3,119)
TOTAL LIABILITIES AND EQUITY (DEFICIT)	$2,301,857	$44,462

Note:  The balance sheet at December 31, 2008 was taken from the audited financial statements at that date and condensed.

The accompanying notes are an integral part of these unaudited condensed financial statements.

WREN, INC.
[A Development Stage Company]

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

			From Inception
	For the Three Months Ended		on March 7, 2001
	March 31,		Through
	2009	2008	March 31, 2009
Revenue	$37,770	$-	$59,859
Cost of Goods Sold	37,707	-	50,916
Gross Profit	63	-	8,943

EXPENSES:
General and administrative	76,364	7,662	165,639
Non-cash compensation	54,000	-	54,000
	130,364	7,662	219,639

Loss Before Other Income (Expense)	(130,301)	(7,662)	(210,696)

Other Income (Expense):
Interest expense	(6,266)	-	(9,073)
Loss Before Income Taxes	(136,567)	(7,662)	(219,769)

Current Tax Expense	-	-	-
Deferred Tax Expense	-	-	-

NET LOSS	$(136,567)	$(7,662)	$(219,769)

Loss Per Common Share	$(0.01)	$(0.00)

The accompanying notes are an integral part of these unaudited condensed financial statements

WREN, INC.
[A Development Stage Company]

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
			From Inception
	For the Three Months Ended		on March 7, 2001
	March 31,		Through
	2009	2008	March 31, 2009
Cash Flows From Operating Activities:
Net loss	$(136,567)	$(7,662)	$(219,769)
Adjustments to reconcile net loss to net cash
used by operating activities:

Non-cash expenses	54,000	-	54,000

Change in assets and liabilities:
Increase (Decrease) in accounts payable	22,300	(15,797)	48,085
(Increase) Decrease in prepaid expenses	-	-	-
(Increase) Decrease in inventory	1,417	1,352	(37,650)
Increase (Decrease) in accrued interest	6,265	(336)	8,403
(Increase) Decrease in accounts receivable	5,295	-	-
Increase (Decrease) in accrued expenses	1,486	-	2,000
Net Cash Provided (Used) by Operating Activities	(45,804)	(22,443)	(144,931)

Cash Flows From Investing Activities:

Purchases of property and equipment	(557)	-	(557)
Net Cash (Used) by Investing Activities	(557)	-	(557)

Cash Flows From Financing Activities:
Proceeds from advances payable	-	-	568
Proceeds from overdraft	(485)	-	373
Proceeds from note payable issuance	46,846	-	113,012
Payments on note payable	-	(42,528)	(48,448)
Proceeds from common stock issuance	-	80,063	96,563
Stock offering costs	-	(1,480)	(16,480)
Net Cash Provided by Financing Activities	46,361	36,055	145,588

Net Increase (Decrease) in Cash	-	13,612	100

Cash at Beginning of Period	100	104	-
Cash at End of Period	$100	$13,716	$100

Supplemental Disclosures of Cash Flow Information:
Cash paid during the periods for:
Interest	$-	$-	$669
Income taxes	$-	$-	$-

WREN, INC.

[A Development Stage Company]

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS (continued)

Supplemental Schedule of Non-cash Investing and Financing Activities:

For the three months ended March 31, 2009:

The Company exchanged $37,650 of inventory for a cancellation of debt of $40,758 and the cancellation of 7,601,242 shares of common stock, the difference of $10,709 was added to additional paid in capital.

The Company also entered into a license agreement for notes payable of $800,000, License Fee Payable of $1,500,000 and the issuance of 1,200,000 shares of preferred stock.

The Company issued warrants, valued at $54,000, which have been accounted for as an expense.

The Company issued employee stock options, valued at $1,533,335, which have been accounted for as deferred compensation.  No amortization to expense has been made as of March 31, 2009.

For the three months ended March 31, 2008:

Offering expenses of $16,480 were deducted from the gross stock offering proceeds of $80,063, which provided net proceeds of $63,583 to the Company from its common stock offering on February 28, 2008.

 The accompanying notes are an integral part of these unaudited condensed financial statements

WREN, INC.

[A Development Stage Company]

NOTE 1 – BASIS OF PRESENTATION

The unaudited condensed financial statements of Wren, Inc. (the Company) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q.   Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  The unaudited condensed financial statements include the accounts of the Company.  In the opinion of management, the accompanying interim condensed financial information contains all adjustments, consisting of normal recurring adjustments, necessary to present fairly the Company’s financial position as of March 31, 2009, and results of operations for the three month period ended March 31, 2009.   These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.  The results of operations for the three months ended March 31, 2009 may not be indicative of results that may be expected for the fiscal year ending December 31, 2009.

NOTE 2 – STOCK ISSUED

Pursuant to the terms of the Exclusive License and Distribution Agreement (the “License and Distribution Agreement”) with NextFitness, Inc. on March 4, 2009 the Company issued 600,000 shares of Series A Preferred Stock; 600,000 shares of Series B Preferred Stock; and warrants to purchase 4,500,000 shares of common stock, valued at $54,000 using the Black-Scholes method (volatility - 100%; risk free rate – 1.40%).  Series A Preferred Stock is convertible into 10 shares of Common Stock for each Series A Share, no voting rights are provided. Series B Preferred Stock is convertible into 10 shares of Common Stock for each Series B Share and provides for 2 votes per share on a converted basis.  The preferred stock conversions cannot occur until March 4, 2011.  The warrant is for the purchase of up to 4,500,000 shares at an exercise price of $0.334 per share for a period of three years, until March 4, 2012.

Options for 2,245,000 shares were granted to various employees and contractors during the quarter, valued at $1,533,335 using the Black-Scholes method (volatility - 100%; risk free rate – 1.25%).  As of March 31, 2009 none of the options had vested.  Thus, $0 in compensation expense was recognized for the three months ended March 31, 2009 of the $1,533,335 total in deferred compensation.  The options have a three-year vesting period with monthly vesting and an exercise price of $1.10 for the granted options.

The shares and warrants were issued pursuant to exemptions from registration under Regulation D.  No commissions were paid and no brokers were involved in the transactions.

NOTE 3 – INVENTORIES

Inventory consists of finished goods ready to be sold to customers.  Inventory is recorded at the lower of cost or market and valued on a first-in, first-out basis.   No inventory remained as of the reporting date.

NOTE 4 – EARNINGS (LOSS) PER SHARE

The computation of loss per common share is based on the weighted average number of shares outstanding during the year plus the common stock equivalents which would arise from the exercise of stock options and warrants outstanding using the treasury stock method and the average market price per share during the year.  However, considering common stock equivalents would be antidilutive.  Therefore, earnings per share calculations do not take into consideration common stock equivalents.

The following data shows the amounts used in computing loss per share for the periods presented:
	For the Three
	Months Ended
	March 31,
	2009	2008
Loss from operations available to
Common shareholders (numerator)	$(136,567)	$(7,662)

Weighted average number of common
shares outstanding used in loss per share
for the period (denominator)	11,489,786	12,569,338

WREN, INC.

[A Development Stage Company]

NOTE 5 – RELATED PARTIES

On March 4, 2009, the Company entered into the License and Distribution Agreement with NextFitness, Inc., owner of nearly 10% of the fully diluted voting rights of Wren, for the right to market and sell the NextFit Keychain Trainer and associated Service which calls for a license fee to be paid as follows:  issuance of 600,000 shares of Class A Preferred Stock, issuance of 600,000 shares of Class B Preferred Stock, $800,000 payable in the form of a Promissory Note, and further payments of $800,000, $300,000, $200,000 and $200,000. In addition, the Company must pay to NextFitness, Inc. $2.00 for every subscriber each month excluding subscriber’s first month, with a minimum payment of $30,000 per month.  The Company shall purchase 10,000 Keychain Trainers from NextFitness at $25 per unit on or prior to May 15, 2009.  The total of $1,500,000 in payments, $800,000 in notes payable, and $1,200 for Preferred Shares at par was capitalized as a Licensing Agreement asset.  No amortization is recorded as the license agreement has an indefinite life.  However, the license will be reviewed annually for impairment in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.”

A further condition of the License and Distribution Agreement requires the Company to pay Tryant, LLC, an entity 50% owned and controlled by Jeff Jenson, our President, the sum of $475,000 for consulting services to be rendered and indemnification, $25,080 of which is pledged against the Accounts Payable balance.

On March 6, 2009, the Company disposed of its surplus inventory marketing business along with the surplus inventory.  The assets were sold to Jeff Jenson, president and director of the Company, in exchange for the cancellation of 7,601,242 shares of common stock of the Company held by Mr. Jenson.  Mr. Jenson and Tryant, LLC (owned 50% by Mr. Jenson) forgave amounts owed by Wren to Jenson personally totaling $1,500 and owed to Tryant of $36,865, plus $2,138 in accrued related-party interest, totaling $40,504 for Tryant and Jenson combined.  An additional $255 in related party interest was reported as related party interest and forgiven.  The difference of the total forgiveness and shares cancelled of $10,709 was reported as a contribution to Additional Paid in Capital.

NHI, formerly NextFit, Inc., owner of nearly 10% of the voting interest in the Company, paid various vendors on the Company’s behalf totaling $28,267 and appearing as Advances – Related Party.  Interest has been imputed at 8% and totaled $94 for the period.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

On March 4, 2009, the Company entered into the License and Distribution Agreement for the right to market and sell the NextFit Keychain Trainer and associated Service which calls for a license fee to be paid as follows:  issuance of 600,000 shares of Class A Preferred Stock, issuance of 600,000 shares of Class B Preferred Stock, $800,000 payable in the form of a Promissory Note, and further payments of $800,000, $300,000, $200,000 and $200,000. In addition, the Company must pay to NextFitness, Inc. $2.00 for every subscriber each month excluding subscriber’s first month, with a minimum payment of $30,000 per month.  The Company shall purchase 10,000 Keychain Trainers from NextFitness at $25 per unit on or prior to May 15, 2009.

A further condition of the License and Distribution Agreement requires the Company to pay Tryant, LLC, an entity 50% owned and controlled by Jeff Jenson, our President, the sum of $475,000 for consulting services to be rendered and indemnification.

WREN, INC.

[A Development Stage Company]

NOTE 7 – SUBSEQUENT EVENTS

Sales of Keychain Trainers began on April 8, 2009.

On April 8, 2009 Robert Reitz replaced Jeff Jenson as Chief Financial Officer, Secretary, and Treasurer.  Mr. Jenson remains with the company as President and Director.

On April 20, 2009, Wren Inc. entered into a letter agreement with StreetCapital, Inc. pursuant to which the Company engaged StreetCapital to act on behalf of the Company as an exclusive banker, financial advisor and consultant for a period of 6 months from the date of the agreement, including assisting in raising funds through Private Placement Memorandum.

On April 30, 2009, as reported in a 14C Information Statement filing on May 5, 2009, three stockholders, holding shares representing 72.8% of the votes entitled to be cast at a meeting of the Company's stockholders, consented in writing to amend the Company's Articles of Incorporation to change the Company's name to "NextFit, Inc.”, to amend the Company’s Articles of Incorporation to increase the Company’s total authorized stock from 50,000,000 to 200,000,000 shares of Common Stock, and to approve the Company’s 2009 Employee Stock Option Plan which authorizes 9,000,000 shares of common stock be allocated to the plan. The increase in authorized shares and name change are still in process, pending filing and mailing the definitive 14C Information Statement and filing the amended Articles of Incorporation with the State of Nevada, expected to be completed during the second quarter 2009.

On May 1, 2009, the Company and NextFitness, Inc. negotiated an amendment to the March 4, 2009 Exclusive License and Distribution Agreement whereby the Company will pay NextFitness, Inc. an additional $300,000 and NextFitness agreed to no longer offer the NextFitness, Inc. services to any new customers.  The parties agreed to modify the payment schedule to accommodate the additional $300,000 payment as follows:

“(v) monthly payments of $1,100,000 in May, 2009; $300,000 in June 2009; $200,000 in July 2009; and $200,000 in September 2009”

Note 8 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern.  However, the Company has incurred losses since inception and has not yet been successful at establishing profitable operations.  These factors raise some doubt about the ability of the Company to continue as a going concern.  In this regard, management is proposing to raise any necessary additional funds not provided by operations through loans or through additional sales of its common stock. There is no assurance that the Company will be successful in raising this additional capital or in achieving profitable operations. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Item 2. Management’s Discussion and Analysis of Financial Condition or Plan of Operation

Forward-Looking Statement Notice

This Form 10-Q contains certain forward-looking statements.  For this purpose any statements contained in this Form 10-Q that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as “may,” “will,” “expect,” “believe,” “anticipate,” “estimate” or “continue” or comparable terminology are intended to identify forward-looking statements.  These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors, many of which are not within our control.  These factors include but are not limited to economic conditions generally and in the industries in which we may participate; competition within our chosen industry, including competition from much larger competitors; technological advances and failure to successfully develop business relationships.

Executive Overview

We were formed under the laws of the State of Nevada on March 7, 2001 under the name Wren, Inc.  Our activities had been limited to identifying and purchasing certain merchandise for resale.  Our online inventory resale business did not grow to our expectations. We encountered a potential business opportunity in the form of a license for the marketing and distribution of the NextFit Keychain Trainer.  Consequently, during the fourth quarter of 2008, we had a change in management and on March 4, 2009, the Company entered into an Exclusive License and Distribution Agreement (the “License and Distribution Agreement”) with NextFitness, Inc. for the right to market and sell the NextFit Keychain Trainer and associated Service.  The License and Distribution Agreement calls for a license fee to be paid as follows:  issuance of 600,000 Class A Preferred Stock, issuance of 600,000 Class B Preferred Stock, $800,000 payable in the form of a Promissory Note, and further payments of $800,000, $300,000, $200,000 and $200,000 and warrants to purchase 4,500,000 shares of common stock, valued at $54,000 using the Black-Scholes method. In addition, the Company must pay to NextFitness, Inc. $2.00 for every subscriber each month excluding subscriber’s first month and a minimum monthly payment of $30,000.

In order to focus on the NextFit Keychain Trainer business, on March 6, 2009, the Company disposed of its surplus inventory marketing business along with the surplus inventory. With the purchase of the License and Distribution Agreement we have moved our focus to the consumer-direct selling of the NextFit Keychain Trainer and associated Service using a network-marketing strategy, which consists of a person-to-person, hand-to-hand selling approach.

The NextFit Keychain Trainer and associated Service combine technology, expert coaching, and music to motivate people to reach their fitness goals. The keystone of the Company’s business is the appeal of the NextFit Keychain trainer as a training and fitness aid, which appeal is used to sell both the Keychain Trainer and associated content, which results in an initial retail sale of the Keychain Trainer and in a subscription, with associated monthly payments, for the download of dynamic and personalized health and fitness audio workouts featuring celebrities and/or preeminent trainers to the Keychain Trainers (the “Service”).

Advantages of the Keychain Trainer and associated Service:

·

Offers a fun, simple, easy way to get fit: Subscribers just listen to the music and follow their trainers’ instructions.

·

Each session is custom-tailored for the individual Subscriber.  Trainers call each Subscriber by name.

·

Gives Subscribers access to celebrity trainers like “America’s Trainer,” Kathy Smith; David Kirsch, who trains Heidi Klum and Anne Hathaway; running expert Jeff Galloway; and more than 40 other preeminent coaches.

· Coaching for every fitness level.

· Content library of more than 2,500 exercises, hundreds of kinds of equipment, and 150,000 audio clips form the world’s largest audio exercise database. Every audio clip is professionally scripted, tested, and recorded.

· Over 100 tracks of professionally designed fitness music included (with ability for advanced users to mix in their own music).

· Over $15 million invested by NextFitness, Inc. in the technology platform.

· 8 patents pending on technology, such as the “Dynamic Media Production” system, which tailors workouts based upon the results of prior sessions and the conditions (home, gym, etc.).

The Keychain Trainer naturally lends itself to Network Marketing.  A distributor can hand a demonstration Keychain Trainer to a prospective subscriber and ask him or her to listen for themselves to a pre-loaded promotional session. This process, takes little time and replaces millions of dollars in advertising to get a Keychain Trainer into the hands of a prospective customer.

Liquidity and Capital Resources

At March 31, 2009 we had $100 in cash and have had total revenues since entering the Development Stage of $59,859.  At March 31, 2009 we also had total liabilities of $2,383,235, of which current liabilities are $2,018,839.  We have primarily financed our operations through the sale of common stock. In order to raise the necessary capital to maintain our reporting company status, we may sell additional stock, arrange debt financing or seek advances from our officers or shareholders.  The company may also raise capital through a private placement.

Results of Operations

Our revenues for the three month period through March 31, 2009 total $37,770 and we have a net loss for the same period of $136,567 compared to no revenue and a net loss of $7,662 for the same period in 2008. Expenses during the three months ended March 31, 2009, consisted of $76,364 in general and administrative expense and $54,000 in non-cash compensation from warrant issuances.  Expenses during the comparable period in 2008 consisted of $7,662 in general and administrative expenses.  Net loss for the three months ended March 31, 2009 was $136,567, excluding non-cash compensation relating to warrants issued, the net loss for the three months ended March 31, 2009 is $82,567.

As of March 31, 2009 our total assets were $2,301,857, consisting of $100 cash, $557 in fixed assets, and a license agreement of $2,301,200.  Total liabilities at March 31, 2009 are $2,383,235, of which current liabilities are $2,018,839.

Off-balance Sheet Arrangements

None

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Not required by smaller reporting companies.

Item 4T.  Controls and Procedures.

(a)

Evaluation of Disclosure Controls and Procedures.  The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management has concluded that the Company’s internal control over financial reporting was effective as of March 31, 2009.

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

Item 1A.  Risk Factors.

Actual costs and revenues could vary from the amounts we expect or budget, possibly materially, and those variations are likely to affect how much additional financing we will need for our operations.

Our future internal cash flows will be dependent on a number of factors, including:

· Our ability to encourage our Independent Representatives to sponsor new Independent Representatives and increase their own personal sales;

· Effects of future regulatory changes in the area of direct marketing, if any and;

· Our ability to remain competitive in our market(s).

Failure to achieve and maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act could lead to loss of investor confidence in our reported financial information.

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

If we fail to achieve and maintain the adequacy of our internal control over financial reporting, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act (“Section 404").  Effective internal controls, particularly those related to revenue recognition, are necessary for us to produce reliable financial reports and are important for helping prevent financial fraud. If we cannot provide reliable financial reports or prevent fraud, then our business and operating results could be harmed, investors could lose confidence in our reported financial information, and the trading price of our stock could drop significantly.

It is possible that a liquid market for our stock will never develop and you will not be able to sell your stock.  There is no assurance a liquid market will be made in our stock.  If no liquid market exists, you may not be able to sell your shares publicly, making your investment of little or no value.

Our stock is subject to the Penny Stock rules, which impose significant restrictions on the broker-dealers and may affect the resale of our stock. Under Penny Stock trading rules investors will experience resale restrictions and a lack of liquidity. A penny stock is generally a stock that:

· is not listed on a national securities exchange or NASDAQ;

· is listed in "pink sheets" or on the NASD OTC Bulletin Board;

· has a price per share of less than $5.00; and

· is issued by a company with net tangible assets less than $5 million.

The penny stock trading rules impose additional duties and responsibilities upon broker-dealers and salespersons effecting purchase and sale transactions in common stock and other equity securities, including:

· determination of the purchaser's investment suitability;

· delivery of certain information and disclosures to the purchaser; and

· receipt of a specific purchase agreement from the purchaser prior to effecting the purchase transaction.

Due to the Penny Stock rules, many broker-dealers will not effect transactions in penny stocks except on an unsolicited basis. When our common stock becomes subject to the penny stock trading rules,

· such rules may materially limit or restrict the ability to resell our common stock, and

· the liquidity typically associated with other publicly traded equity securities may not exist.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Pursuant to the terms of the License and Distribution Agreement, the Company issued 600,000 shares of Series A Preferred Stock; 600,000 shares of Series B Preferred Stock; and warrants to purchase 4,500,000 shares of common stock, valued at $54,000 using the Black-Scholes method.  Series A Preferred Stock is convertible into 10 shares of Common Stock for each Series A Share, no voting rights are provided. Series B Preferred Stock is convertible into 10 shares of Common Stock for each Series B Share and provides for 2 votes per share on a converted basis.  The warrant is for the purchase of up to 4,500,000 shares at an exercise price of $0.334 per share for a period of three years, until March 4, 2012.

Options for 2,245,000 shares were granted to various employees and contractors during the quarter, valued at $1,533,335 using the Black-Scholes method.  The options have a three-year vesting period with monthly vesting with an exercise price of $1.10 for the granted options.

The shares and warrants were issued pursuant to exemptions from registration under Regulation D. No commissions were paid and no brokers were involved in the transactions.

Item 3.  Defaults Upon Senior Securities.

None

Item 4.  Submission of matters to a vote of security holders.

No matters were submitted during the period covered by this report to a vote of security holders.  However, as reported in a 14C Information Statement filing on May 5, subsequent to the period of this report, on April 30, 2009 three stockholders, holding shares representing 72.8% of the votes entitled to be cast at a meeting of the Company's stockholders, consented in writing to amend the Company's Articles of Incorporation to change the Company's name to "NextFit, Inc.”, to amend the Company’s Articles of Incorporation to increase the Company’s total authorized stock from 50,000,000 to 200,000,000 shares of Common Stock, and to approve the Company’s 2009 Employee Stock Option plan, which authorizes 9,000,000 shares of common stock be allocated to the plan.    The increase in authorized shares and name change are still in process, pending filing and mailing the definitive 14C Information Statement and filing the amended Articles of Incorporation with the State of Nevada, expected to be completed during the second quarter of 2009.

Item 5.  Other Information.

None

Item 6.  Exhibits.

Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-K.

SEC Ref. No.	Title of Document	Location

31	Certification of the Principal Executive Officer/ Principal	Attached
Financial Officer pursuant to Section 302 of the Sarbanes
-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial	Attached
Officer pursuant to section 906 of the Sarbanes-Oxley Act
of 2002

8-K	The Company filed a Form 8-K on January 9, 2009 reporting	*
item 5.02

8-K	The Company filed a Form 8-K on February 25, 2009	**
reporting items 5.01 and 5.02

8-K	The Company Filed a Form 8-K on March 11, 2009 reporting	***
items 1.01, 2.01, 3.02,5.01, 5.02 and 9.01

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this 10-Q report to be signed on its behalf by the undersigned thereunto duly authorized.

WREN, INC.

(Registrant)

Date: May 19, 2009

/s/ Teri Sundh

Teri Sundh

Chief Executive Officer

/s/ Robert Reitz

Robert Reitz

Chief Financial Officer