Form 10-Q
period 2009-06-30
NEXTFIT, INC.
filed 2009-08-19
CIK 1311344

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

 X . QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

or

     . TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________ to ___________________________

Commission File Number: 000-53218

NEXTFIT, INC.

(Exact name of registrant as specified in its charter)

Nevada	87-0672359
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

235 W. Sego Lily Dr., Sandy, Utah	84070
(Address of principal executive offices)	(Zip Code)

(801) 990-1992

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  X . Yes      . No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).       . Yes      . No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer      .

Accelerated filer      .

Non-accelerated filer      . (Do not check if a smaller reporting company)

Smaller reporting company  X .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     . Yes  X . No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of August 18, 2009 – 10,376,813

NEXTFIT, INC.

FORM 10-Q

JUNE 30, 2009

PART I.

Financial Information

Item 1. Financial Statements

The accompanying financial statements have been prepared by the Company without audit. This financial information, in the opinion of management, includes all adjustments consisting of normal recurring entries necessary for the fair presentation of the results of operations and cash flows at June 30, 2009 and 2008 and for the periods then ended. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2008 audited financial statements. The results of operations for the periods ended June 30, 2009 and 2008 are not necessarily indicative of the operating results for the fiscal year ended December 31, 2009.

NEXTFIT, INC.

CONDENSED BALANCE SHEETS

	(unaudited)	(audited)
	June 30,	December 31,
	2009	2008
ASSETS
Current Assets
Cash	$20,254	$100
Inventory, net	825	39,067
Prepaid expenses	20,733	-
Deferred loan costs	1,615,222	-
Accounts receivable, net	-	5,295
Total Current Assets	1,657,034	44,462
Other Assets
Property and equipment, net	47,664	-
Deposits	790	-
License agreement	2,601,200	-
Total Other Assets	2,649,654	-
TOTAL ASSETS	$4,306,688	$44,462

LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable	$553,247	$25,785
Overdraft	-	858
Short-term loans	305,000	-
Convertible notes payable, net of discounts	46,667	-
Purchase and supply agreements	407,410	-
Note payable - related party, current portion	600,000	18,286
License fee payable	1,136,686	-
Accrued interest	12,322	-
Accrued expenses -stock payable	2,131,942	-
Accrued expenses	283,514	514
Accrued interest - related party	25,658	2,138
Total Current Liabilities	5,502,446	47,581
Long-Term Liabilities
Convertible debentures, net of discounts	22,638	-
Note payable - related party, net of current portion	150,000	-
Total Long-Term Liabilities	172,638	-
Total Liabilities	5,675,084	47,581

NEXTFIT, INC.

CONDENSED BALANCE SHEETS (continued)

	(unaudited)	(audited)
	June 30,	December 31,
	2009	2008
Stockholders' Equity (Deficit)
Preferred stock, $0.001 par value,
5,000,000 shares authorized,
Series A 600,000 issued and outstanding
as of June 30, 2009 no shares issued and
outstanding as of December 31, 2008	$600	$-
Series B 600,000 issued and outstanding
as of June 30, 2009 no shares issued and
outstanding as of December 31, 2008	600	-
Common Stock, $.001 par value, 200,000,000
shares authorized, 6,000,000 and 13,601,262
shares issued and outstanding at June 30, 2009
and December 31, 2008, respectively	6,000	13,601
Additional paid in capital	718,581	66,482
Retained earnings (deficit)	(2,094,177)	(83,202)
Total Stockholders' Equity (Deficit)	(1,368,396)	(3,119)
TOTAL LIABILITIES AND EQUITY (DEFICIT)	$4,306,688	$44,462

Note: The balance sheet at December 31, 2008 was taken from the audited financial statements at that date and condensed

The accompanying notes are an integral part of these unaudited condensed financial statements

NEXTFIT, INC.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Six Months Ended
	June 30,
	2009	2008
Revenue	$539,811	$4,095
Cost of Goods Sold	512,201	2,424
Gross Profit	27,610	1,671
EXPENSES:
General and administrative	1,217,183	16,923
Non-cash compensation	196,390	-
Total Expenses	1,413,573	16,923

Loss Before Other Income (Expense)	(1,385,963)	(15,252)
Other Income (Expense):
Non-cash financing expense	(586,025)	-
Other income	-	-
Interest expense	(38,987)	(53)
Total Other Income (Expense)	(625,012)	(53)
Loss Before Income Taxes	(2,010,975)	(15,305)
Current Tax Expense	-	-
Deferred Tax Expense	-	-
NET LOSS	$(2,010,975)	$(15,305)
Loss Per Common Share - Basic and Diluted	(0.23)	0.00
Weighted Average Common Shares - Basic and Diluted	8,729,728	13,082,172

The accompanying notes are an integral part of these unaudited condensed financial statements

NEXTFIT, INC.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended
	June 30,
	2009	2008
Revenue	$502,041	$4,095
Cost of Goods Sold	474,494	2,424
Gross Profit	27,547	1,671
EXPENSES:
General and administrative	1,140,819	9,261
Non-cash compensation	142,390	-
Total Expenses	1,283,209	9,261

Loss Before Other Income (Expense)	(1,255,662)	(7,590)
Other Income (Expense):
Non-cash financing expense	(586,025)	-
Other income	-	(53)
Interest expense	(32,721)	-
Total Other Income (Expense)	(618,746)	(53)
Loss Before Income Taxes	(1,874,408)	(7,643)
Current Tax Expense	-	-
Deferred Tax Expense	-	-
NET LOSS	$(1,874,408)	$(7,643)
Loss Per Common Share - Basic and Diluted	(0.31)	(0.00)
Weighted Average Common Shares - Basic and Diluted	6,000,000	13,601,262

The accompanying notes are an integral part of these unaudited condensed financial statements

NEXTFIT, INC.

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the Six Months Ended June 30,
	2009	2008
Cash Flows From Operating Activities:
Net loss	$(2,010,975)	$(15,305)
Adjustments to reconcile net loss to net cash
used by operating activities:

Depreciation	2,421
Non-cash financing costs	586,025	-
Non-cash compensation	196,390	-

Change in assets and liabilities:
Increase (Decrease) in accounts payable	528,962	(7,707)
(Increase) Decrease in prepaid expenses	(20,733)	-
(Increase) Decrease in deposits	(790)	-
(Increase) Decrease in inventory	592	(24,114)
Increase (Decrease) in accrued interest	25,912	(284)
Increase (Decrease) in accrued interest - related party	12,322	-
(Increase) Decrease in accounts receivable	5,295	(4,095)
Increase (Decrease) in accrued expenses	283,001	-
Net Cash Provided (Used) by Operating Activities	(391,578)	(51,505)

Cash Flows From Investing Activities:

Purchases of property and equipment	(50,085)	-
Net Cash (Used) by Investing Activities	(50,085)	-

Cash Flows From Financing Activities:
Payment on overdraft	(858)	-
Proceeds from convertible debentures and warrants	305,000	-
Proceeds from short-term loans	487,000
Proceeds from notes payable and warrants	140,000	16,033
Payment on short-term loans	(182,000)	-
Payments on related party payable	(255,904)	-
Payments on note payable, related party	(31,421)	(43,092)
Proceeds from common stock issuance	-	80,063
Stock offering costs	-	(1,480)
Net Cash Provided by Financing Activities	461,817	51,524

Net Increase (Decrease) in Cash	20,154	19

Cash at Beginning of Period	100	104

Cash at End of Period	$20,254	$123

Supplemental Disclosures of Cash Flow Information:
Cash paid during the periods for:
Interest	$-	$-
Income taxes	$-	$-

NEXTFIT, INC.

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS (continued)

Supplemental Schedule of Non-cash Investing and Financing Activities:

For the six months ended June 30, 2009:

The Company exchanged $37,621 of inventory for a cancellation of debt of $48,329, the difference of $10,708 was added to additional paid in capital.

The Company also entered into a license agreement for notes payable of $800,000 and License Fee Payable of $1,800,000 and preferred stock valued at $1,200.

The Company issued warrants valued at $54,000 to an officer of the Company.

The Company issued employee stock options valued at $2,665,000. The amount vested during the period was valued at $142,390.

The Company issued common stock valued at $2,131,941 to investors as incentives to purchase debt securities. The amortization of the debt securities for the period ended June 30, 2009 was $516,719.

The Company refinanced $407,410 of its license fee payable into purchase and supply agreements.

The Company issued convertible promissory notes with warrants and a beneficial conversion for proceeds of $140,000 to be amortized over the life of the notes. The amortization expense for the period ended June 30, 2009 was $46,667.

The Company issued convertible debentures with warrants and a beneficial conversion for proceeds of $305,000 to be amortized over the life of the debentures. The amortization expense for the period ended June 30, 2009 was $22,638.

For the six months ended June 30, 2008:

Offering expenses of $16,480 were deducted from the gross stock offering proceeds of $80,063, which provided net proceeds of $63,583 to the Company from its common stock offering on February 28, 2008.

The accompanying notes are an integral part of these unaudited condensed financial statements

NEXTFIT, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION

The unaudited condensed financial statements of NextFit, Inc., formerly Wren, Inc. (the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The unaudited condensed financial statements include the accounts of the Company. In the opinion of management, the accompanying interim condensed financial information contains all adjustments, consisting of normal recurring adjustments, necessary to present fairly the Company’s financial position as of June 30, 2009, and results of operations for the three and six month periods ended June 30, 2009. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. The results of operations for the three and six months ended June 30, 2009 may not be indicative of results that may be expected for the fiscal year ending December 31, 2009.

NOTE 2 – CAPITAL STOCK

Options for 2,420,000 shares were granted to various employees and contractors during the quarter, valued at $2,665,000 using the Black-Scholes method (volatility – 302% risk free rate – 1.1 to 1.8%). As of June 30, 2009, 129,427 options had vested resulting in a compensation expense of $142,390 being recognized for the three and six months ended June 30, 2009 of the $2,665,000 total in deferred compensation. Of the 2,420,000 options granted during the period 18,905 were cancelled at the termination of an employee, leaving 2,401,095 options outstanding as of June 30, 2009. The options have a three-year vesting period with monthly vesting and varying exercise prices for the granted options.

The Company changed the conversion rights of the outstanding Preferred Stock during the reporting period. The 600,000 Series A Preferred Shares are each now convertible into 30 shares of Common Stock instead of the 10 share conversion initially. Series A Shares have no voting rights. The 600,000 Series B Preferred Shares are each now convertible into 30 shares of Common Stock for each Series B Share instead of the 10 share conversion initially and receive 2 votes per share on a converted basis.

Pursuant to the terms of the Exclusive License and Distribution Agreement (the “License and Distribution Agreement”) with NextFitness, Inc. on March 4, 2009 the Company issued 600,000 shares of Series A Preferred Stock; 600,000 shares of Series B Preferred Stock; and warrants to purchase 4,500,000 shares of common stock, valued at $54,000 using the Black-Scholes method (volatility - 100%; risk free rate – 1.40%). As amended in the current period, Series A Preferred Stock is convertible into 30 shares of Common Stock for each Series A Share, no voting rights are provided. As amended in the current period, Series B Preferred Stock is convertible into 30 shares of Common Stock for each Series B Share and provides for 2 votes per share on a converted basis. The preferred stock conversions cannot occur until March 4, 2011. The warrant is for the purchase of up to 4,500,000 shares at an exercise price of $0.334 per share for a period of three years, until March 4, 2012.

The options and shares were issued pursuant to exemptions from registration under Regulation D. No commissions were paid and no brokers were involved in the transactions.

The Company filed amended articles on June 9, 2009 increasing the authorized shares from 50,000,000 to 200,000,000 shares common stock, $.001 par value.

NOTE 3 – INVENTORIES

Inventory consists of finished goods ready to be sold to customers. Inventory is recorded at the lower of cost or market and valued on a first-in, first-out basis. The Company held $825 of inventory as of June 30, 2009, net of allowance for obsolete inventory of $103,000.

NOTE 4 – EARNINGS (LOSS) PER SHARE

The computation of loss per common share is based on the weighted average number of shares outstanding during the year plus the common stock equivalents which would arise from the exercise of stock options and warrants outstanding and the conversion of preferred shares to common shares using the treasury stock method and the average market price per share during the year. However, considering common stock equivalents would be antidilutive. Therefore, earnings per share calculations only consider issued and outstanding common shares.

NOTE 5 – RELATED PARTIES

The License and Distribution Agreement entered into March 4, 2009 with NextFitness, Inc., owner of nearly 10% of the fully diluted voting rights of NextFit, Inc. for the right to market and sell the NextFit Keychain Trainer and associated Service was amended to call for the cash license fees to be paid in periodic payments as follows: $1,100,000, $300,000, $200,000 and $200,000 in exchange for NextFitness, Inc. agreeing to not add new users outside of NextFit, Inc. The parties have verbally agreed to further amend the Licensing agreement to change the terms to be a stream of equal monthly payments, instead of the periodic payments as indicated in the addendum. The new agreement is expected to be signed within weeks, pending review from corporate counsel. As of June 30, 2009, $1,136,687 of the $1,800,000 in total periodic license fee payable payments and other reimbursable expenses was unpaid and $750,000 of the $800,000 note payable was outstanding.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

The License and Distribution Agreement entered into March 4, 2009 with NextFitness, Inc., owner of nearly 10% of the fully diluted voting rights of NextFit, Inc. for the right to market and sell the NextFit Keychain Trainer and associated Service was amended to call for the cash license fees to be paid in periodic payments as follows: $1,100,000, $300,000, $200,000 and $200,000 in exchange for NextFitness, Inc. agreeing to not add new users outside of NextFit, Inc. The parties have verbally agreed to further amend the Licensing agreement to change the terms to be a stream of equal monthly payments, instead of the periodic payments as indicated in the addendum. The new agreement is expected to be signed within weeks, pending review from corporate counsel.

In connection with the Company’s fundraising activities (see Note 9), the Company has entered into various finders fee agreements. Generally, the consultants are paid ten percent of the money raised in cash or with shares of the Company’s common stock.

NOTE 7 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events from the balance sheet date through August 19, 2009.

The parties to the Licensing and Distribution agreement with NextFitness, Inc. have verbally agreed to amend the Licensing agreement to change the terms to be a stream of equal monthly payments, instead of the periodic payments as indicated in the original agreement. The new agreement is expected to be signed within weeks, pending review from corporate counsel.

On August 6, 2009, a total of 4,273,063 common shares were issued. Of these shares 1,285,744 shares were issued as a part of lending inducements for $455,000 in short-term loans, $140,000 in notes, $305,000 in debentures, and $407,410 in purchase and supply agreements consummated in the three months ending June 30, 2009, 411,750 shares were issued as finders fees for loans consummated in the three months ended June 30, 2009, and the remainder of the shares were issued as a part of lending inducements for loans consummated after June 30, 2009. On August 13, 2009, a total of 103,750 common shares were issued as a part of lending inducements for loans to the Company consummated subsequent to June 30, 2009. All of the loans were from unrelated private investors. $100,000 of the loans was not paid on the due date of the loan and a total of 50,000 common shares, included in the August 6 issuance, were issued according to default clauses in the loans. The value of the 50,000 common shares issued was $61,000. The $100,000 in loans has been repaid subsequent to June 30, 2009. All other loans are and have been current through the date of filing.

Proceeds from loans consummated subsequent to June 30, 2009 amounted to $1,030,260.

In August, the Company began taking orders for a new and improved version of the Keychain Trainer.

NOTE 8 – DEVELOPMENT STAGE

The Company commenced operations during the three months ended June 30, 2009 and left the development stage.

NOTE 9 – FUNDRAISING

During the three months ended June 30, 2009, the Company raised $305,000 of capital through private placement offerings of a debenture that pays interest of 16% annually and are convertible to common stock at $0.30 per share at the three year maturity or if the Company decides to prepay the offering in full. There are also, on a dollar per share basis, warrants granted with the debenture that are exercisable for three years at an exercise price of $0.60 per share. Interest for the period was $6,847 and amortization of the non-cash financing costs was $22,637. The Company granted 305,000 shares of warrants and discounts of $305,000 have been booked and will be amortized over the life of the offering. The debentures are presented on the June 30, 2009 balance sheets net of discounts. Each month the lender will receive the greater of 16% interest or $1.00 per subscription fee received by the Company. If the Company elects to prepay the offering those who elect to be repaid will cease to receive interest or per subscription payments and those who convert to common shares, instead of being repaid, will receive $0.25 per subscription fee received by the Company from the date of conversion. A total of $3,000,000 is being offered in the private placement offering. If less than $3,000,000 is raised the $1.00 and $0.25 per subscription fee will be reduced prorata to the amount raised.

During the three months ended June 30, 2009, the Company raised $140,000 of capital through interest bearing notes payable with varying interest rates. At maturity, the note holders have the option to convert their notes into the private placement offering described immediately above. Interest for the period was $1,458 and amortization of the non-cash financing costs was $109,240. The Company granted 373,334 shares of common stock valued at $455,467 as inducements to lend. The Company granted 140,000 shares of warrants and discounts of $140,000 have been booked and will be amortized over the life of the loans. The loans are presented on the June 30, 2009 balance sheets net of discounts.

During the three months ended June 30, 2009, the Company raised $487,000 of capital through interest bearing short-term loans with varying interest rates. Interest for the period was $4,017 and amortization of the non-cash financing costs was $454,148. The Company granted 505,000 shares of common stock valued at $616,100 as inducements to lend. The company had repaid $182,000 of the notes before June 30, 2009. Of the short-term loans, $100,000 of the loans was not paid on the due date of the loan and a total of 50,000 common shares were issued according to default clauses in the loans. The value of the 50,000 common shares issued was $61,000. The $100,000 in loans has been repaid subsequent to June 30, 2009. All other loans are and have been current through the date of filing.

The Company owes $407,410 related to purchase and supply agreements entered into during the three months ended June 30, 2009. The lenders will receive $3.50 for every Keychain Trainer sold purchased. From the date of the purchase and supply agreements to June 30, 2009, no Keychain Trainers were purchased. The Company granted 407,410 shares of common stock valued at $497,040 as inducements to invest.

NOTE 10 – STOCK BASED COMPENSATION

Stock Based Compensation – The Company accounts for its stock-based compensation in accordance with Statement of Financial Accounting Standards (“SFAS) No. 123 (as revised in 2004) “Accounting for Stock-Based Compensation.” This statement establishes an accounting method based on fair value of equity instruments awarded to employees as compensation. Equity instruments issued to non-employees are valued based on the fair value of the services received or the fair value of the equity instruments given up whichever is more reliably measurable.

Options - During the six months ended June 30, 2009, the Company estimated the fair value of each option on the grant date using the Black-Scholes option pricing formula with the following assumptions: expected volatility of 302%; expected term of 10 years; risk-free rate of 1.1-1.8%; and no expected dividends. The expected volatility is based upon the historical volatility of the Company’s common stock price. Because the Company has not yet proved that they will be able to generate sufficient revenues from operations, no dividends are expected and any future exercise of warrants is expected to be at the end of the contractual term to allow for the maximum possible development prior to exercise. The risk-free rate is based upon the U.S. Treasury rate for similar maturities.

A summary of the status of the options outstanding under the Company’s stock options plan at June 30, 2009, is presented below:

	June 30, 2009		December 31, 2008
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of period	-	$-	-	$-
Granted	2,420,000	1.10	-	-
Exercised	-	-	-	-
Forfeited	18,905		-	-
Expired	-	-	-	-
Outstanding at end of period	2,401,095	$1.10	-	$-
Weighted average fair value of options granted during the period	2,420,000	$1.10	-	$-

A summary of the status of the options outstanding under the Company’s stock option plans and employment agreements at June 30, 2009 is presented below:

Options Outstanding				Options Exercisable
Range of Exercise Prices	Number of Shares Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Shares Exercisable	Weighted Average Exercise Price
$1.01 - $1.25	2,401,095	9.8 years	$ 1.10	253,394	$ 1.10

Warrants - During the six months ended June 30, 2009, the Company estimated the fair value of each warrant on the grant date using the Black-Scholes option pricing formula with the following assumptions: expected volatility of 100 – 302%; expected term of 36 months; risk-free rate of 1.1-1.8%; and no expected dividends. The expected volatility is based upon the historical volatility of the Company’s common stock price. Because the Company has not yet proved that they will be able to generate sufficient revenues from operations, no dividends are expected and any future exercise of warrants is expected to be at the end of the contractual term to allow for the maximum possible development prior to exercise. The risk-free rate is based upon the U.S. Treasury rate for similar maturities.

A summary of warrant activity as of June 30, 2009 and changes during the period then ended is presented below:

Warrants	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2008	-	$-
Granted	4,945,000	0.375	2.75
Exercised	-	-
Forfeited	-	-
Expired	-	-
Outstanding at June 30, 2009	4,945,000	0.375	2.75
Exercisable at June 30, 2009	-	$-	-

NOTE 11 – GOING CONCERN

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Executive Overview

We were formed under the laws of the State of Nevada on March 7, 2001 under the name Wren, Inc. Our activities had been limited to identifying and purchasing certain merchandise for resale. Our online inventory resale business did not grow to our expectations. We encountered a potential business opportunity in the form of a license for the marketing and distribution of the NextFit Keychain Trainer. Consequently, during the fourth quarter of 2008, we had a change in management and on March 4, 2009, the Company entered into an Exclusive License and Distribution Agreement (the “License and Distribution Agreement”) with NextFitness, Inc. for the right to market and sell the NextFit Keychain Trainer and associated Service. The License and Distribution Agreement as amended calls for a license fee to be paid as follows: issuance of 600,000 Class A Preferred Stock, issuance of 600,000 Class B Preferred Stock, $800,000 payable in the form of a Promissory Note, and further payments of $1,100,000, $300,000, $200,000 and $200,000 and warrants to purchase 4,500,000 shares of common stock, valued at $54,000 using the Black-Scholes method. In addition, the Company must pay to NextFitness, Inc. $2.00 for every subscriber each month excluding subscriber’s first month and a minimum monthly payment of $30,000.

With the purchase of the License and Distribution Agreement we have moved our focus to the consumer-direct selling of the NextFit Keychain Trainer and associated Service using a network marketing strategy, which consists of a person-to-person, hand-to-hand selling approach. In keeping with the focus on the NextFit Keychain Trainer we have changed the name of the Company to NextFit, Inc.

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

•

Over 100 tracks of professionally designed fitness music included (with ability for advanced users to mix in their own music).

•

Over $15 million invested by NextFitness, Inc. in the technology platform.

•

8 patents pending on technology, such as the “Dynamic Media Production” system, which tailors workouts based upon the results of prior sessions and the conditions (home, gym, etc.).

The Keychain Trainer naturally lends itself to network marketing. A distributor can hand a demonstration Keychain Trainer to a prospective subscriber and ask him or her to listen for themselves to a pre-loaded promotional session. This process takes little time and replaces millions of dollars in advertising to get a Keychain Trainer into the hands of a prospective customer.

As NextFit, Inc. takes the Keychain Trainer to the world; about 7,000 Keychain Trainers have been sold. Celebrity Trainer Kathy Smith has begun the first of a series of large group trainings with the Kathy Smith 12 Week Program. Leadership training and health and fitness summit is planned for October 2009 in Utah to further train the NextFit, Inc. affiliates worldwide on how to more effectively use and market the Keychain Trainer and increase the marketing excitement surrounding NextFit, Inc. The new and improved Keychain Trainer with greater stability, marketability, more memory, and other added features has been announced for launch during the third quarter of 2009, which we believe is creating increasing excitement for our product.

Liquidity and Capital Resources

At June 30, 2009 we had $20,254 in cash. The net loss for the three months and six months ended June 30, 2009 are $1,874,408 and $2,010,975 respectively. Excluding non-cash expenses relating to shares, options, and warrants issued, the net loss for the three and six months ended June 30, 2009 are $1,145,993 and $1,228,560 respectively. At June 30, 2009 we also had total liabilities of $5,675,084, of which current liabilities are $5,502,446. We have primarily financed our operations through the sale of common stock and borrowing using equity inducements. In order to raise the necessary capital to maintain our reporting company status, we may sell additional stock, arrange debt financing or seek advances from our officers or shareholders.

The Company is also raising capital through a private placement. During the three months ended June 30, 2009, the Company raised $305,000 of capital through private placement offerings of a debenture that pays interest of 16% annually and are convertible to common stock at $0.30 per share at the three year maturity or if the Company decides to prepay the offering in full. There are also, on a dollar per share basis, warrants granted with the debenture that are exercisable for three years at an exercise price of $0.60 per share.

During the three months ended June 30, 2009, the Company raised $140,000 of capital through interest bearing notes payable with varying interest rates. At maturity, the note holders have the option to convert their notes into the private placement offering described immediately above.

During the three months ended June 30, 2009, the Company raised $487,000 of capital through interest bearing short-term loans with varying interest rates.

Results of Operations

Our revenues for the three and six months ended June 30, 2009 total $502,041 and $539,811, respectively, and we have a net loss for the same periods of $1,874,408 and $2,010,975 respectively compared to $4,095 in revenue and a net loss of $7,643 for the three months and $4,095 in revenue and a net loss of $15,305 for the six month period in 2008. Expenses during the three months ended June 30, 2009, consisted of $1,140,819 in general and administrative expense and $142,390 in non-cash compensation from employee stock option issuances. Expenses during the comparable period in 2008 consisted of $9,261 in general and administrative expenses. Expenses during the six months ended June 30, 2009, consisted of $1,217,183 in general and administrative expense and $196,390 in non-cash compensation from warrant and employee stock option issuances. Expenses during the comparable period in 2008 consisted of $16,923 in general and administrative expenses. Net loss for the three and six months ended June 30, 2009 were $1,874,408 and $2,010,975, excluding non-cash expenses relating to shares, options, and warrants issued and $103,000 in cost for the inventory loss due to product discontinuance, the net loss for the three and six months ended June 30, 2009 are $1,042,993 and $1,125,560 respectively.

As of June 30, 2009 our total assets were $4,306,688, consisting of $20,254 in cash, $825 of net inventory, $21,523 in prepaid expenses and deposits, $1,615,222 in deferred loan costs, $47,664 in net fixed assets, and a license agreement of $2,601,200. Total liabilities at June 30, 2009 are $5,675,084 of which current liabilities are $5,502,446.

Off-balance Sheet Arrangements

None

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not required by smaller reporting companies.

Item 4T. Controls and Procedures.

(a)

Evaluation of Disclosure Controls and Procedures. The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management has concluded that the Company’s internal control over financial reporting was effective as of June 30, 2009.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

No legal proceedings are threatened or pending against NextFit, Inc., or any of our officers or directors. Further, none of our officers, directors or affiliates are parties against NextFit, Inc., or have any material interests in actions that are adverse to our own.

Item 1A. Risk Factors.

Actual costs and revenues could vary from the amounts we expect or budget, possibly materially, and those variations are likely to affect how much additional financing we will need for our operations.

Our future internal cash flows will be dependent on a number of factors, including:

•

Our ability to encourage our Independent Representatives to sponsor new Independent Representatives and increase their own personal sales;

•

Effects of future regulatory changes in the area of direct marketing, if any and;

•

Our ability to remain competitive in our market(s).

Failure to achieve and maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act could lead to loss of investor confidence in our reported financial information. If we cannot absorb the costs associated with being a public company your investment may be jeopardized. In order to maintain our status as a public company, we must comply with the Securities and Exchange Commission’s periodic reporting requirements. The periodic reports require legal and accounting expertise that is often costly. If we cannot maintain our public company status and keep our periodic reports current, you may not be able to liquidate your shares. Costs associated with being a public company are much higher than those of a private company. NextFit, Inc. a new start-up in early development, has chosen public registration before the business has developed a predictable cash flow. There are present registration expenses and future legal and accounting expenses, future reporting requirements to the SEC, future exchange listing requirements, and future investor relation costs that must be borne by a public company but not by a private company. These costs can be a burdensome expense and could adversely affect our financial survival. The Sarbanes-Oxley Act of 2002 disclosure requirements are time consuming and burdensome. The onerous regulatory costs, reporting requirements, and management details, which must be met when registering and maintaining a public company may make the economic viability of NextFit, Inc. very doubtful.

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

Our stock is subject to the Penny Stock rules, which impose significant restrictions on the broker-dealers and may affect the resale of our stock. Under Penny Stock trading rules investors will experience resale restrictions and a lack of liquidity. A penny stock is generally a stock that:

•

is not listed on a national securities exchange or NASDAQ;

•

is listed in "pink sheets" or on the NASD OTC Bulletin Board;

•

has a price per share of less than $5.00; and

•

is issued by a company with net tangible assets less than $5 million.

The penny stock trading rules impose additional duties and responsibilities upon broker-dealers and salespersons effecting purchase and sale transactions in common stock and other equity securities, including:

•

determination of the purchaser's investment suitability;

•

delivery of certain information and disclosures to the purchaser; and

•

receipt of a specific purchase agreement from the purchaser prior to effecting the purchase transaction.

Due to the Penny Stock rules, many broker-dealers will not effect transactions in penny stocks except on an unsolicited basis. When our common stock becomes subject to the penny stock trading rules,

•

such rules may materially limit or restrict the ability to resell our common stock, and

•

the liquidity typically associated with other publicly traded equity securities may not exist.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Pursuant to the terms of the License and Distribution Agreement, the Company issued 600,000 shares of Series A Preferred Stock; 600,000 shares of Series B Preferred Stock; and warrants to purchase 4,500,000 shares of common stock, valued at $54,000 using the Black-Scholes method. Series A Preferred Stock is convertible into 30 shares of Common Stock for each Series A Share, no voting rights are provided. Series B Preferred Stock is convertible into 30 shares of Common Stock for each Series B Share and provides for 2 votes per share on a converted basis. The warrant is for the purchase of up to 4,500,000 shares at an exercise price of $0.334 per share for a period of three years, until March 4, 2012.

Options for 2,420,000 shares were granted to various employees and contractors during the quarter of which 18,905 were cancelled at termination of employment by an employee leaving a net issuance of 2,401,095 options. The total issuance was valued at $2,665,000 using the Black-Scholes method. The options have a three-year vesting period with monthly vesting with varying strike prices for the granted options.

During the three months ended June 30, 2009, the Company raised $305,000 of capital through private placement offerings of a debenture that pays interest of 16% annually and are convertible to common stock at $0.30 per share at the three year maturity or if the Company decides to prepay the offering in full. There are also, on a dollar per share basis, warrants granted with the debenture that are exercisable for three years at an exercise price of $0.60 per share. Interest for the period was $6,847 and amortization of the non-cash financing costs was $22,637. The Company granted 305,000 shares of warrants and discounts of $305,000 have been booked and will be amortized over the life of the offering. The shares of warrants were issued in August 2009. The debentures are presented on the June 30, 2009 balance sheets net of discounts. Each month the lender will receive the greater of 16% interest or $1.00 per subscription fee received by the Company. If the Company elects to prepay the offering those who elect to be repaid will cease to receive interest or per subscription payments and those who convert to common shares, instead of being repaid, will receive $0.25 per subscription fee received by the Company from the date of conversion. A total of $3,000,000 is being offered in the private placement offering. If less than $3,000,000 is raised the $1.00 and $0.25 per subscription fee will be reduced prorata to the amount raised.

During the three months ended June 30, 2009, the Company raised $140,000 of capital through interest bearing notes payable with varying interest rates. At maturity, the note holders have the option to convert their notes into the private placement offering described immediately above. Interest for the period was $1,458 and amortization of the non-cash financing costs was $109,240. The Company granted 373,334 shares of common stock valued at $455,467 as inducements to lend. The Company granted 140,000 shares of warrants and discounts of $140,000 have been booked and will be amortized over the life of the loans. The loans are presented on the June 30, 2009 balance sheets net of discounts. The shares of warrants and common stock were issued in August 2009.

During the three months ended June 30, 2009, the Company raised $487,000 of capital through interest bearing short-term loans with varying interest rates. Interest for the period was $4,017 and amortization of the non-cash financing costs was $454,148. The Company granted 505,000 shares of common stock valued at $616,100 as inducements to lend. The company had repaid $182,000 of the notes before June 30, 2009. Of the short-term loans, $100,000 of the loans was not paid on the due date of the loan and a total of 50,000 common shares were issued according to default clauses in the loans. The value of the 50,000 common shares issued was $61,000. The $100,000 in loans has been repaid subsequent to June 30, 2009. All other loans are and have been current through the date of filing. The shares of common stock were issued in August 2009.

The Company owes $407,410 related to purchase and supply agreements entered into during the three months ended June 30, 2009.  The lenders will receive $3.50 for every Keychain Trainer sold purchased.  From the date of the purchase and supply agreements to June 30, 2009, no Keychain Trainers were purchased.  The Company granted 407,410 shares of common stock valued at $497,040 as inducements to invest.  283,953 shares of the common stock were issued in August 2009.

Subsequent to the date of the filing, in August 2009, 4,376,813 shares common were issued related to loans, notes, debentures, purchase and supply agreements, and finders fees to the Company by private parties. 1,285,744 of these shares were related to loans during the reporting period, but unissued as of June 30, 2009 as described immediately above.

The options, shares and warrants were all issued pursuant to exemptions from registration under Regulation D. No commissions were paid and no brokers were involved in the transactions.

Item 3. Defaults Upon Senior Securities.

None

Item 4. Submission of matters to a vote of security holders.

As reported in a definitive 14C Information Statement filing on May 5, on April 30, 2009 three stockholders, holding shares representing 72.8% of the votes entitled to be cast at a meeting of the Company's stockholders, consented in writing to amend the Company's Articles of Incorporation to change the Company's name to "NextFit, Inc.”, to amend the Company’s Articles of Incorporation to increase the Company’s total authorized stock from 50,000,000 to 200,000,000 shares of Common Stock, to approve the Company’s 2009 Employee Stock Option plan, which authorizes 9,000,000 shares of common stock be allocated to the plan , and to amend the conversion rights of the series A and B preferred shares from 10 common shares for each preferred share to 30 common shares for each preferred share. On May 27, 2009 the amended articles were accepted and stamped by the State of Nevada with an effective filing date of June 9, 2009 changing the name to NextFit, Inc. and increasing the authorized capital to 200,000,000.

Item 5. Other Information.

None

Item 6. Exhibits.

Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-K.

SEC Ref. No.	Title of Document	Location

31	Certification of the Principal Executive Officer/ Principal	Attached
Financial Officer pursuant to Section 302 of the Sarbanes
-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial	Attached
Officer pursuant to section 906 of the Sarbanes-Oxley Act
of 2002

3	Amended Article of Incorporation	*

* Incorporated by reference to the Definitive 14C Information Statement filed with the Securities and Exchange Commission on May 20, 2009.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this 10-Q report to be signed on its behalf by the undersigned thereunto duly authorized.

NEXTFIT, INC.

(Registrant)

Date: August 19, 2009

/s/ Teri Sundh

Chief Executive Officer

/s/ Robert Reitz

Chief Financial Officer