Form 10-Q
period 2009-09-30
NEXTFIT, INC.
filed 2009-11-17
CIK 1311344

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☐ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐

Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)

Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of November 17, 2009 – 12,806,146

NEXTFIT, INC.

FORM 10-Q

SEPTEMBER 30, 2009

PART I.

Financial Information

Item 1. Financial Statements

The accompanying financial statements have been prepared by the Company without audit. This financial information, in the opinion of management, includes all adjustments consisting of normal recurring entries necessary for the fair presentation of the results of operations and cash flows at September 30, 2009 and 2008 and for the periods then ended. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2008 audited financial statements. The results of operations for the periods ended September 30, 2009 and 2008 are not necessarily indicative of the operating results for the fiscal year ending December 31, 2009.

NEXTFIT, INC.

CONDENSED BALANCE SHEETS

	(unaudited)	(audited)
	September 30,	December 31,
	2009	2008
ASSETS
Current Assets
Cash	$25,153	$100
Inventory, net	386,823	39,067
Prepaid expenses	77,925	-
Deferred loan costs	2,889,421	-
Accounts receivable, net	-	5,295
Total Current Assets	3,379,322	44,462
Other Assets
Property and equipment, net	66,883	-
Deposits	790	-
License agreement	2,601,200	-
Total Other Assets	2,668,873	-
TOTAL ASSETS	$6,048,195	$44,462
LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable	$181,890	$25,785
Overdraft	213,414	858
Convertible notes payable, net of discounts	848,568	-
Short-term loans	711,066	-
Purchase and supply agreements	899,287	-
Note payable - related party, current portion	600,000	18,286
License fee payable	655,293	-
Accrued interest	133,329	-
Accrued expenses -stock payable	1,640,972	-
Accrued expenses	501,726	514
Accrued interest - related party	43,315	2,138
Total Current Liabilities	6,428,860	47,581
Long-Term Liabilities
Convertible debentures, net of discounts	48,050	-
Note payable - related party, net of current portion	-	-
Total Long-Term Liabilities	48,050	-
Total Liabilities	6,476,910	47,581

NEXTFIT, INC.

CONDENSED BALANCE SHEETS (continued)

	(unaudited)	(audited)
	September 30,	December 31,
	2009	2008
Stockholders' Equity (Deficit)
Preferred stock, $0.001 par value,
5,000,000 shares authorized,
Series A 600,000 issued and outstanding
as of September 30, 2009 no shares issued and
outstanding as of December 31, 2008	600	-
Series B 600,000 issued and outstanding
as of September 30, 2009 no shares issued and
outstanding as of December 31, 2008	600	-
Common Stock, $.001 par value, 200,000,000
shares authorized, 12,706,147 and 13,601,262
shares issued and outstanding at September 30,
2009 and December 31, 2008, respectively	12,706	13,601
Additional paid in capital	9,082,768	66,482
Retained earnings (deficit)	(9,525,389)	(83,202)
Total Stockholders' Equity (Deficit)	(428,715)	(3,119)
TOTAL LIABILITIES AND EQUITY (DEFICIT)	$6,048,195	$44,462

Note: The balance sheet at December 31, 2008 was taken from the audited financial statements at that date and condensed.

The accompanying notes are an integral part of these unaudited condensed financial statements

NEXTFIT, INC.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Nine Months Ended
	September 30,
	2009	2008
Revenue	$741,928	$18,671
Cost of Goods Sold	651,522	11,504
Gross Profit	90,406	7,167
EXPENSES:
General and administrative	2,337,142	29,500
Non-cash compensation	409,604	-
Total Expenses	2,746,746	29,500

Loss Before Other Income (Expense)	(2,656,340)	(22,333)
Other Income (Expense):
Non-cash financing expense	(6,487,914)	-
Other income (expense)	(67,617)	-
Interest expense	(230,316)	(305)
Total Other Income (Expense)	(6,785,847)	(305)
Loss Before Income Taxes	(9,442,187)	(22,638)
Current Tax Expense	-	-
Deferred Tax Expense	-	-
NET LOSS	$(9,442,187)	$(22,638)
Loss Per Common Share - Basic and Diluted	$(1.08)	$(0.00)
Weighted Average Common Shares - Basic and Diluted	8,781,758	13,256,465

The accompanying notes are an integral part of these unaudited condensed financial statements

NEXTFIT, INC.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended
	September 30,
	2009	2008
Revenue	$202,117	$14,576
Cost of Goods Sold	139,321	9,080
Gross Profit	62,796	5,496
EXPENSES:
General and administrative	1,119,959	12,577
Non-cash compensation	213,213	-
Total Expenses	1,333,172	12,577

Loss Before Other Income (Expense)	(1,270,376)	(7,081)
Other Income (Expense):
Non-cash financing expense	(5,901,889)	-
Other income (expense)	(67,617)	(252)
Interest expense	(191,329)	-
Total Other Income (Expense)	(6,160,835)	(252)
Loss Before Income Taxes	(7,431,211)	(7,333)
Current Tax Expense	-	-
Deferred Tax Expense	-	-
NET LOSS	$(7,431,211)	$(7,333)
Loss Per Common Share - Basic and Diluted	$(0.84)	$0.00
Weighted Average Common Shares - Basic and Diluted	8,884,123	13,601,262

The accompanying notes are an integral part of these unaudited condensed financial statements

NEXTFIT, INC.

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended
	September 30,
	2009	2008
Cash Flows From Operating Activities:
Net loss	$(9,442,187)	$(22,638)
Adjustments to reconcile net loss to net cash
used by operating activities:
Non-cash financing costs	6,598,399	-
Non-cash compensation	409,603	-
Depreciation	5,404	-
Change in assets and liabilities:
Increase (Decrease) in accounts payable	197,605	(6,001)
(Increase) Decrease in prepaid expenses	(77,927)	-
(Increase) Decrease in deposits	(790)	-
(Increase) Decrease in inventory	(385,406)	(15,977)
Increase (Decrease) in accrued interest	133,584	(60)
Increase (Decrease) in accrued interest - related party	43,315	-
(Increase) Decrease in accounts receivable	5,295	(8,261)
Increase (Decrease) in accrued expenses	501,214	633
Net Cash Provided (Used) by Operating Activities	(2,011,891)	(52,304)

Cash Flows From Investing Activities:
Purchases of property and equipment	(72,287)	-
Net Cash Provided (Used) by Investing Activities	(72,287)	-

Cash Flows From Financing Activities:
Proceeds from overdraft	212,556	1,177
Proceeds from convertible debentures and warrants	305,000	-
Proceeds from short-term loans	928,835	-
Proceeds from purchase and supply agreements	456,827	-
Proceeds from notes payable	1,216,000	19,132
Payment on short-term loans	(486,335)	-
Payments on purchase and supply agreements	(37,040)	-
Payments on related party payable	(436,641)	-
Proceeds from note payable - related party	18,579
Payments on note payable - related party	(200,000)	(46,592)
Proceeds from common stock issuance	131,450	80,063
Stock offering costs	-	(1,480)
Net Cash Provided (Used) by Financing Activities	2,109,231	52,300
Net Increase (Decrease) in Cash	25,053	(4)
Cash at Beginning of Period	100	104
Cash at End of Period	$25,153	$100

NEXTFIT, INC.

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS (continued)

Supplemental Disclosures of Cash Flow Information:
Cash paid during the periods for:
Interest	$11,541	$-
Income taxes	$-	$-

Supplemental Schedule of Non-cash Investing and Financing Activities:

For the nine months ended September 30, 2009:

The Company exchanged $37,621 of inventory for a cancellation of debt of $48,329, the difference of $10,708 was added to additional paid in capital.

The Company also entered into a license agreement for notes payable of $800,000 and License Fee Payable of $1,800,000 and preferred stock valued at $1,200.

The Company issued warrants valued at $54,000 to an officer of the Company.

The Company issued employee stock options. The uncancelled options were valued at $2,650,450.

The uncancelled options amount vested during the period was valued at $355,604.

The Company issued common stock valued at $9,092,202 to investors as incentives to purchase debt securities. The amortization of the debt securities for the period ended September 30, 2009 was $6,202,781.

The Company refinanced $439,500 of its license fee payable into purchase and supply agreements.

The Company issued convertible promissory notes with warrants and a beneficial conversion for proceeds and consulting fees of $776,000 to be amortized over the life of the notes. The amortization expense for the period ended September 30, 2009 was $347,568.

The Company issued convertible debentures with warrants and a beneficial conversion for proceeds of $305,000 to be amortized over the life of the debentures. The amortization expense for the period ended September 30, 2009 was $48,050.

The Company assumed $268,566 in loans from NextFitness reducing the Company's license fee payable.

The Company reclassified $40,000 of its accounts payable to purchase and supply agreements.

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

The accompanying notes are an integral part of these unaudited condensed financial statements

NEXTFIT, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION

The unaudited condensed financial statements of NextFit, Inc., formerly Wren, Inc. (the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The unaudited condensed financial statements include the accounts of the Company. In the opinion of management, the accompanying interim condensed financial information contains all adjustments, consisting of normal recurring adjustments, necessary to present fairly the Company’s financial position as of September 30, 2009, and results of operations for the three and nine month periods ended September 30, 2009. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. The results of operations for the three and nine months ended September 30, 2009 may not be indicative of results for the fiscal year ending December 31, 2009.

NOTE 2 – CAPITAL STOCK

The Company granted options to purchase 2,425,000 shares to various employees and contractors during the nine months ending September 30, 2009. Of the 2,425,000 options granted during the period, 20,000 were cancelled upon the termination of employment of an employee, leaving 2,405,000 options outstanding as of September 30, 2009, valued at $2,650,450 using the Black-Scholes method (volatility – 302%; risk free rate – 1.1 to 1.8%). As of September 30, 2009, 322,921 options had vested, resulting in compensation expense of $213,213 and $355,604 respectively, for the three and nine months ended September 30, 2009. The options have a three-year vesting period with monthly vesting, and varying exercise prices.

Pursuant to the terms of the Exclusive License and Distribution Agreement (the “License and Distribution Agreement”) with NextFitness, Inc., on March 4, 2009, the Company issued 600,000 shares of Series A Preferred Stock, 600,000 shares of Series B Preferred Stock, and warrants to purchase 4,500,000 shares of common stock, valued at $54,000 using the Black-Scholes method (volatility - 100%; risk free rate – 1.40%).

During the nine months ended September 30, 2009, the Board of Directors amended the conversion rights of the outstanding Preferred Stock. The 600,000 Series A Preferred Shares are each now convertible into thirty shares of common stock instead of ten shares, as initially provided. Series A Preferred Shares have no voting rights. The 600,000 Series B Preferred Shares are each now convertible into thirty shares of common stock instead of ten shares, as initially provided for, and receive two votes per share on a converted basis. The preferred stock conversions cannot occur until March 4, 2011. The warrants are exercisable at $0.334 per share for a period of three years, until March 4, 2012.

The Company issued 4,273,063 shares of common stock on August 6, 2009 for loan, note, and purchase and supply agreement inducements and consulting services. The Company issued 103,750 shares of common stock on August 11, 2009 for loan and note inducements and consulting services. The Company issued 2,395,059 shares of common stock on September 22, 2009 for loan, note, and purchase and supply agreement inducements, shares purchased and consulting services.

The options and shares were issued pursuant to exemptions from registration under Regulation D. No commissions were paid and no brokers were involved in the transactions.

The Company filed amended Articles of Incorporation on June 9, 2009, increasing the authorized shares of common stock from 50,000,000 to 200,000,000, $.001 par value per share.

NOTE 3 – INVENTORIES

Inventory consists of finished goods ready to be sold to customers. Inventory is recorded at the lower of cost or market and valued on a first-in, first-out basis. The Company held $386,823 of inventory as of September 30, 2009, net of allowance for obsolete inventory of $103,000.

NOTE 4 – EARNINGS (LOSS) PER SHARE

The computation of loss per common share is typically based on the weighted average number of shares outstanding during the year, plus the common stock equivalents which would arise from the exercise of stock options and warrants outstanding and the conversion of preferred shares to common shares using the treasury stock method and the average market price per share during the year. However, considering common stock equivalents would be antidilutive. Therefore, earnings per share calculations only consider issued and outstanding common shares.

NOTE 5 – RELATED PARTIES

The Company is party to the License and Distribution Agreement entered into March 4, 2009 with NextFitness, Inc., through which the Company acquired the right to market and sell the NextFit Keychain Trainer and associated Service. NextFitness owns approximately 10% of the fully diluted shares of the Company. The License and Distribution Agreement was amended on May 1, 2009 to provide that the cash license fees will be paid by the Company in periodic payments as follows: $1,100,000, $300,000, $200,000 and $200,000. In consideration for the revised payment schedule NextFitness agreed to not add new users outside of the Company.

The parties have verbally agreed to further amend the License and Distribution Agreement to change the payment terms to equal monthly payments, instead of the periodic payments as currently provided. The parties anticipate that these further amendments will be formalized soon. As of September 30, 2009, $655,293 of the total $1,800,000 in cash license fees called for by the License and Distribution Agreement was unpaid and $600,000 of an $800,000 note payable pursuant to the License and Distribution Agreement was outstanding.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

Pursuant to the License and Distribution Agreement the Company has acquired the right to market and sell the NextFit Keychain Trainer and associated Service. NextFitness owns approximately 10% of the fully diluted shares of the Company. The License and Distribution Agreement was amended on May 1, 2009 to provide that the cash license fees will be paid by the Company in periodic payments as follows: $1,100,000, $300,000, $200,000 and $200,000. In consideration for the revised schedule, NextFitness, Inc. agreed to not add new users outside of the Company.

The parties have verbally agreed to further amend the Licensing and Distribution Agreement to change the payment terms to equal monthly payments, instead of the periodic payments as currently provided. The parties anticipate that these further amendments will be formalized soon.

In connection with the Company’s fundraising activities (see Note 9), the Company has entered into various consulting fee agreements with varying terms.

NOTE 7 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events from the balance sheet date through November 16, 2009.

The parties to the License and Distribution Agreement have verbally agreed to further amend the agreement to change the payment terms to equal monthly payments, instead of the periodic payments as currently provided. The parties anticipate that these further amendments will be formalized soon.

On October 7, 2009 the Company issued 99,999 shares of common stock, valued at $119,999, as part of a sales incentive for NextFit Affiliates.

Proceeds from interest bearing notes payable consummated subsequent to September 30, 2009 were $431,000. At maturity, the note holders have the option to convert their notes into debentures upon the terms of the debentures described in the debenture offering in Note 9. The Company granted 2,690,874 shares of common stock to the note holders as inducements to lend. The Company also granted warrants to purchase 481,000 shares of common stock to certain of the note holders.

Proceeds from interest bearing short-term loans with varying interest rates consummated subsequent to September 30, 2009 were $96,000. The Company granted 318,667 shares of common stock as inducements to lend.

Proceeds from non-interest bearing short-term loans consummated subsequent to September 30, 2009 were $799,500. The Company granted 1,559,000 shares of common stock as inducements to lend.

In October, the Company began taking orders for new supplements that are exercise adapted and/or exercise activated to synergize with the existing NextFit Keychain Trainer business. Melt is a topical cream designed to assist in burning fat. Go is an energy drink. Rest and Train are dietary supplements.

On November 6, 2009, the Company entered into an agreement with WOW International Limited (“WOW”) for WOW to act as the Company’s agent for potential sales of debentures in Hong Kong and Singapore. The Company filed Form 8-K.

On October 28, 2009, the Company entered into an agreement with Capital Group Communications, Inc. (“CGC”) for CGC to provide investor relations services to the Company. The Company filed Form 8-K.

NOTE 8 – DEVELOPMENT STAGE

The Company commenced operations during the nine months ended September 30, 2009 and left the development stage.

NOTE 9 – FUNDRAISING

During the nine months ended September 30, 2009, the Company raised $305,000 of capital through private sales of debenture that pay interest of 16% annually. The debentures are convertible to common stock at $0.30 per share at the three-year maturity or if the Company decides to prepay the offering in full. Debenture purchasers also received warrants to purchase common stock, on a dollar per share basis. Warrants granted with the debenture are exercisable for three years at an exercise price of $0.60 per share. Interest for the three and nine-month periods was $12,300 and $19,147, respectively. Amortization of the non-cash financing costs was $25,413 for the three-month period and $48,050 for the nine-month period. In connection with the debentures, the Company granted warrants to purchase 305,000 shares of common stock. Discounts of $305,000 have been booked and will be amortized over the life of the offering. The debentures are presented on the September 30, 2009 balance sheets net of discounts. Each month the debenture holders will receive the greater of 16% interest or $1.00 per subscription fee received by the Company. If the Company elects to prepay the debentures, those who elect to be repaid will cease to receive interest or per subscription payments, and those who convert to common shares, instead of being repaid, will receive $0.25 per subscription fee received by the Company from the date of conversion for three years from the conversion date. The debenture offering was closed during the three month period ended September 30, 2009. Of the total $3,000,000 in debentures offered by the Company, $305,000 were sold. Because less than $3,000,000 was raised, the $1.00 and $0.25 per subscription fee payable to debenture holders will be reduced prorata to the amount raised.

During the nine months ended September 30, 2009, the Company raised $1,216,000 of capital through interest bearing notes payable with varying interest rates. At maturity, the note holders have the option to convert their notes into debentures upon the terms of the debentures described in the debenture offering above. Interest on the notes for the period was $77,563, and amortization of the non-cash financing costs was $1,400,123. The Company granted 3,609,333 shares of common stock valued at $2,707,000 to the note holders as inducements to lend. The Company also granted warrants to purchase 715,000 shares of common stock to certain of the note holders, and discounts of $715,000 have been booked and will be amortized over the life of the loans. The loans are presented on the September 30, 2009 balance sheet net of discounts. Three of the notes, totaling $700,000, have a stock pledge where the company pledges as collateral 2,332,667 shares of common stock in the event of default. One of the notes for $200,000 includes a royalty payment of $0.25 on sales of New Keychain Trainers from the date of the note through April 30, 2010. During the nine months ended September 30, 2009 a total of 358 New Keychain Trainers were sold, subsequent to the signing of the note.

During the nine months ended September 30, 2009, the Company raised $480,600 of capital through interest bearing short-term loans with varying interest rates and $438,000 of capital through non-interest bearing short-term loans. All of the non-interest bearing loans were repaid during the period. $96,500 of the interest bearing loans was repaid during the period. Interest for the period was $32,849 and amortization of the non-cash financing costs was $821,436. The Company granted 1,209,500 shares of common stock valued at $907,125 as inducements to lend. The Company had repaid $289,600 of the loans before September 30, 2009. $100,000 of the short-term loans was not paid on the due date. The Company issued 50,000 common shares of common stock pursuant to default clauses in the loan agreements. The value of the 50,000 common shares issued was $60,000.

The Company owes $899,287 related to purchase and supply agreements as detailed in the explanation in the following three paragraphs.

The Company owes $416,500 related to purchase and supply agreements as amended entered into during the nine months ended September 30, 2009. The lenders will receive $1.00 for every New Keychain Trainer sold. From the date of the purchase and supply agreements to September 30, 2009, 681 New Keychain Trainers were sold. The Company granted 287,500 shares of common stock valued at $215,625 as inducements to invest.

During the three months ended September 30, 2009, the Company raised $450,000 through another purchase and supply agreement. For every New Keychain Trainer sold, the lender will be paid $5.00 in interest and $36.00 in principal. The lender received 810,000 shares of common stock valued at $607,500 as inducements to invest. $2,935 was paid during the period in interest and $14,040 in principal was repaid.

For the three months ended September 30, 2009, the Company owes $46,827 related to a third group of purchase and supply agreements. The lender will receive a royalty and principal payment weekly for the products sold during the previous week. The lenders in this third group received 203,500 shares of common stock valued at $152,625 as inducements to invest.

NOTE 10 – STOCK-BASED COMPENSATION

Stock Based Compensation – The Company accounts for its stock-based compensation in accordance with Accounting Standards Codification Topic 718 for Stock-Based Compensation. This statement establishes an accounting method based on fair value of equity instruments awarded to employees as compensation. Equity instruments issued to non-employees are valued based on the fair value of the services received or the fair value of the equity instruments given up whichever is more reliably measurable.

Options - During the nine months ended September 30, 2009, the Company estimated the fair value of each option on the grant date using the Black-Scholes option pricing formula with the following assumptions: expected volatility of 302%; expected term of 10 years; risk-free rate of 1.1-1.8%; and no expected dividends. The expected volatility is based upon the historical volatility of the Company’s common stock price. Because the Company has not yet proved that it will be able to generate sufficient revenues from operations, no dividends are expected and any future exercise of warrants is expected to be at the end of the contractual term to allow for the maximum possible development prior to exercise. The risk-free rate is based upon the U.S. Treasury rate for similar maturities.

A summary of the status of the options outstanding under the Company’s stock options plan at September 30, 2009, is presented below:

	September 30, 2009		December 31, 2008
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of period	-	$-	-	$-
Granted	2,425,000	1.10	-	-
Exercised	-	-	-	-
Forfeited	20,000	-	-	-
Expired	-	-	-	-
Outstanding at end of period	2,405,000	$1.10	-	$-
Weighted average fair value of options granted during the period	2,425,000	$1.10	-	$-

A summary of the status of the options outstanding under the Company’s stock option plans and employment agreements at September 30, 2009 is presented below:

Options Outstanding				Options Exercisable
Range of Exercise Prices	Number of Shares Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Shares Exercisable	Weighted Average Exercise Price
$1.01 - $1.54	2,405,000	9.6 years	$ 1.10	322,921	$ 1.10

Warrants - During the nine months ended September 30, 2009, the Company estimated the fair value of each warrant on the grant date using the Black-Scholes option pricing formula with the following assumptions: expected volatility of 100 – 325%; expected term of 36 months; risk-free rate of 1.1-1.8%; and no expected dividends. The expected volatility is based upon the historical volatility of the Company’s common stock price. Because the Company has not yet proved if they will be able to generate sufficient revenues from operations, no dividends are expected and any future exercise of warrants is expected to be at the end of the contractual term to allow for the maximum possible development prior to exercise. The risk-free rate is based upon the U.S. Treasury rate for similar maturities.

A summary of warrant activity as of September 30, 2009 and changes during the period then ended is presented below:

Warrants	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2008	-	$-	-	-
Granted	5,581,000	0.39	2.5	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Expired	-	-	-	-
Outstanding at September 30, 2009	5,581,000	$0.39	2.5	-
Exercisable at September 30, 2009	-	$-	-	-

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

Executive Overview

We were formed under the laws of the State of Nevada on March 7, 2001 under the name Wren, Inc. Our activities had been limited to identifying and purchasing certain merchandise for resale. Our online inventory resale business did not grow to our expectations. We encountered a potential business opportunity in the form of a license for the marketing and distribution of the NextFit Keychain Trainer. Consequently, during the fourth quarter of 2008, we implemented management changes, and on March 4, 2009, the Company entered into an Exclusive License and Distribution Agreement (the “License and Distribution Agreement”) with NextFitness, Inc. for the right to market and sell the NextFit Keychain Trainer and associated Service, as defined below. As amended to date the License and Distribution Agreement calls for the Company to pay license fees as follows: issuance of 600,000 shares of Class A Preferred Stock, issuance of 600,000 shares of Class B Preferred Stock, $800,000 payable in the form of a Promissory Note, additional periodic payments of $1,100,000, $300,000, $200,000 and $200,000, and warrants to purchase 4,500,000 shares of common stock, valued at $54,000 using the Black-Scholes method. In addition, the Company must pay to NextFitness $2.00 for every Service subscriber each month, excluding the subscriber’s first month, and a minimum monthly payment of $30,000.

With the purchase of distribution rights under the License and Distribution Agreement, we have moved our focus to the consumer-direct selling of the NextFit Keychain Trainer and associated Service. The Company uses a network marketing strategy, which consists of a person-to-person, hand-to-hand selling approach. In keeping with the Company’s focus on the NextFit Keychain Trainer and associated Service, we have changed the name of the Company to NextFit, Inc.

The NextFit Keychain Trainer and associated Service combine technology, expert coaching, and music to motivate people to reach their fitness goals. The keystone of the Company’s business is the appeal of the NextFit Keychain Trainer as a training and fitness aid, resulting in initial retail sales of the Keychain Trainer and ongoing subscriptions for the associated Service. For the Service the subscriber pays annual, quarterly or monthly payments to the Company and receives downloads of dynamic and personalized health and fitness audio workouts featuring celebrities and/or preeminent trainers.

Advantages of the Keychain Trainer and associated Service:

•

Offers a fun, simple, easy way to get fit: Subscribers just listen to the music and follow their trainers’ instructions.

•

Each session is custom-tailored for the individual Subscriber and coaching is available for every fitness level. Trainers call each Subscriber by name.

•

Gives Subscribers access to celebrity trainers, including “America’s Trainer,” Kathy Smith; David Kirsch, who trains Heidi Klum and Anne Hathaway; running expert Jeff Galloway; and more than forty other preeminent coaches.

•

150 tracks of professionally designed fitness music included (with ability for advanced users to mix in their own music).

•

Content library of more than 2,500 exercises, hundreds of kinds of equipment, and about 150,000 audio clips form the world’s largest audio exercise database. Every audio clip is professionally scripted, tested, and recorded in English with Spanish training coming soon.

•

Over $15 million invested by NextFitness, Inc. in the technology platform.

•

8 patents pending on technology, such as the “Dynamic Media Production” system, which tailors workouts based upon the results of prior sessions, the training location and available equipment.

The Keychain Trainer naturally lends itself to network marketing. A distributor can hand a demonstration Keychain Trainer to a prospective subscriber and ask him or her to listen for themselves to a pre-loaded promotional session. This process takes little time and replaces millions of dollars in advertising to get a Keychain Trainer into the hands of a prospective customer.

About 9,000 Keychain Trainers have been sold to date. Celebrity trainer Kathy Smith completed a series of large group trainings called the Kathy Smith 12-Week Program. In October 2009 the Company hosted the Health and Fitness Summit in Midway, Utah to further train NextFit Affiliates worldwide on how to more effectively use and market the Keychain Trainer and increase enthusiasm for the Company’s products. At the Health and Fitness Summit, the Company also launched its new supplement products, Go, Melt, Rest and Train.

During the third quarter of 2009, the Company launched its new and improved Keychain Trainer with added features, greater stability, marketability, and more memory.

Liquidity and Capital Resources

At September 30, 2009 we had $25,153 in cash. The net loss for the three months and nine months ended September 30, 2009 was $7,431,211 and $9,442,187, respectively. Excluding non-cash expenses relating to shares, options, and warrants issued, the net loss for the three and nine months ended September 30, 2009 was $1,316,109 and $2,544,669, respectively. At September 30, 2009 we also had total liabilities of $6,476,910, of which current liabilities was $6,428,860. Excluding non-cash stock payable, we had total liabilities of $4,835,938, of which current liabilities was $4,787,888. We have primarily financed our operations through the sale of common stock and borrowing using equity inducements. In order to raise the necessary capital to maintain our reporting company status, we may sell additional stock, arrange debt financing or seek advances from our officers or shareholders.

During the nine months ended September 30, 2009, the Company raised $305,000 of capital through private sales of a debenture that pays interest of 16% annually. The debentures are convertible to common stock at $0.30 per share at the three year maturity, or if the Company decides to prepay the offering in full. Debenture purchasers also received warrants to purchase common stock, on a dollar per share basis, exercisable for three years at an exercise price of $0.60 per share.

During the three and nine months ended September 30, 2009, the Company raised $1,075,000 and $1,216,000, respectively, of capital through interest bearing notes payable at varying interest rates. At maturity, the note holders have the option to convert their notes into debentures with terms similar to the debentures described above.

During the three and nine months ended September 30, 2009, the Company raised $250,600 and $480,600, respectively, of capital through interest bearing short-term loans at varying interest rates.

During the nine months ended September 30, 2009, the Company raised $438,000 of capital through non-interest bearing short-term loans.

Results of Operations

Our revenues for the three and nine months ended September 30, 2009 totaled $202,117 and $741,928, respectively, and we have a net loss for the same periods of $7,431,211 and $9,442,187 respectively. This compares to $14,576 in revenue and a net loss of $7,333 for the corresponding three months in 2008 and $18,671 in revenue and a net loss of $22,638 for the nine-month period in 2008. Expenses during the three months ended September 30, 2009, consisted of $1,119,959 in general and administrative expense and $213,213 in non-cash compensation from employee stock option issuances. Expenses during the comparable period in 2008 consisted of $12,577 in general and administrative expenses. Expenses during the nine months ended September 30, 2009, consisted of $2,337,142 in general and administrative expense and $409,604 in non-cash compensation from warrant and employee stock option issuances. Expenses during the comparable period in 2008 consisted of $29,500 in general and administrative expenses. Net loss for the three and nine months ended September 30, 2009 was $7,431,211 and $9,442,187, respectively. Excluding non-cash expenses relating to shares, options, and warrants issued, and $103,000 in cost for the inventory loss due to product discontinuance, the net loss for the three and nine months ended September 30, 2009 was $1,316,109 and $2,544,669, respectively. The increase in expenses from 2008 to 2009 are primarily the result of increased non-cash financing costs and increased salaries and other general and administrative expenses incurred in implementing and growing sales of the NextFit Keychain Trainer and the affiliated Service.

As of September 30, 2009 our total assets were $6,048,195, consisting of $25,153 in cash, $386,823 of net inventory, $78,717 in prepaid expenses and deposits, $2,889,421 in deferred loan costs, $66,883 in net fixed assets, and a license agreement of $2,601,200. Total liabilities at September 30, 2009 are $6,476,910, of which current liabilities are $6,428,860. Excluding non-cash stock payable we had total liabilities of $4,835,938, of which current liabilities are $4,787,888.

Off-balance Sheet Arrangements

None

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not required by smaller reporting companies.

Item 4T. Controls and Procedures.

(a)

Evaluation of Disclosure Controls and Procedures. Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective.

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

None.

Item 1A. Risk Factors.

Not Applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

License and Distribution Agreement

Pursuant to the terms of the License and Distribution Agreement, on March 4, 2009, the Company issued 600,000 shares of Series A Preferred Stock; 600,000 shares of Series B Preferred Stock; and warrants to purchase 4,500,000 shares of common stock. Series A Preferred Stock is non-voting, and is convertible into 30 shares of common stock for each share of Series A Preferred. Series B Preferred Stock is convertible into 30 shares of common stock for each share of Series B Preferred, and provides for 2 votes per share on a converted basis. The warrants are exercisable at $0.334 per share for a period of three years, until March 4, 2012.

Options

The Company granted options for 2,425,000 shares of common stock to various employees and contractors during the nine months ending September 30, 2009. Of the 2,425,000 options granted during the period 20,000 were cancelled upon the termination of employment of an employee, leaving 2,405,000 options outstanding as of September 30, 2009. The options have a three-year vesting period with monthly vesting and varying exercise prices ranging from $1.01 to $1.54 per share.

Units of Debentures and Warrants

As reported in its Quarterly Report on Form 10-Q for the period ended June 30, 2009, NextFit sold 305 Units of equity interest, each Unit consisting of $1,000 in principal amount of 16% secured convertible debentures, and warrants to purchase 1,000 shares of restricted common stock of the Company at $0.60 per share. As of the date of this Report, six purchasers had acquired Units for an aggregate purchase price of $305,000.

The Company was offering Units to accredited investors only, for a total offering of 3,000 Units, or $3,000,000 in dollar value (the “Debenture Offering”).

The Debentures mature in three years from the date of issuance. Each holder receives interest payments quarterly on the holder’s principal amount at the rate of 16% per annum. The Company may prepay the debentures at any time prior to maturity, upon fifteen days’ notice. During the notice period, any holder may elect to convert his debenture principal and accrued interest into shares of common stock at a conversion price of $0.30, or receive payment in full of principal and interest. Each holder may convert by providing notice to the Company fifteen days prior to maturity. See Note 9 for additional details regarding the Debentures.

Each warrant included with the debenture gives the holder the right to purchase restricted shares of common stock at an exercise price of $0.60 per share, for a period of three years.

A copy of the form of Debenture, Subscription Agreement, and Warrant is included with this report as an exhibit under Item 6.

Loan Agreements

As reported in its Quarterly Report on Form 10-Q for the period ended June 30, 2009, during the second fiscal quarter the Company entered into short-term loans with nine lenders for aggregate loan proceeds of $487,000. In connection with those loans, the Company authorized to issue 505,000 shares of common stock to the lenders for no additional consideration.

Since June 30, 2009 through the date of this report, the Company to date has entered into short-term loans with fourteen lenders (including five of the original lenders referred to in the preceding paragraph), each an accredited investor, for aggregate loan proceeds of $1,327,100. The Company has authorized to issue a total of 2,835,167 shares of common stock to these lenders for no additional consideration.

All loans are short-term, maturing in 180 days or less. The loans bear interest at rates ranging from 0 to 10 percent per month. Each loan agreement provides, for no additional consideration, for the issuance of shares of common stock. Loans that provided common stock as additional consideration provided one share of common stock for each $0.30 to $1.00 loaned. In addition, if the Company defaults in its obligation to repay principal and interest on the loan, the Company must issue additional shares of its common stock.

A copy of the form of Loan Agreement is included with this report as an exhibit under Item 6.

Promissory Notes

As reported in its Quarterly Report on Form 10-Q for the period ended June 30, 2009, during the second fiscal quarter the Company sold $140,000 in principal amount of convertible promissory notes (the “Notes”). In connection with the Company’s issuance of the Notes, and for no additional consideration, the Company authorized to issue 373,333 shares of common stock, and warrants to purchase 140,000 shares of Common at an exercise price of $0.60 per share.

Since June 30, 2009 through the date of this report, the Company has sold an additional $1,506,000 in principal amount of Notes to twelve accredited investors. The Company has authorized to issue a total of 4,458,334 shares of common stock to these Note purchasers, for no additional consideration, and granted to certain of the purchasers warrants to purchase an aggregate of 944,762 shares of common stock, at an exercise price of $0.60 per share.

Each Note is due at varying maturity dates up to 6 months from the date of execution. The Notes generally bear interest ranging from 8 to 32 percent per annum. The Notes are convertible, at the option of the holder, into Units of Debentures, such Units to have the same terms and conditions as the Units in the Debenture Offering. Most Note purchasers also receive warrants to purchase one share of common stock for each dollar of principal amount of his Note, each such warrant having an exercise price of $0.60 per share. Most Notes provide, for no additional consideration, for the issuance of one share of common stock for each $0.30 of the Note. In addition, in the event the Company defaults in its payment obligations on the Notes, the Company has agreed to issue shares of common stock to the holder equal to one share per dollar of principal. The Notes are junior to certain “senior indebtedness” of the Company, including all indebtedness of the Company for money borrowed prior to the Notes.

Purchase and Supply Loan Agreements

During the period from May 2009 to October 2009, seven accredited investors entered into Purchase and Supply Loan Agreements (“Supply Agreements”) with the Company. The form of Supply Agreement is included with this report as an exhibit under Item 6. One of the Supply Agreements resulted from the conversion by a Note holder of an existing Note.

Each Supply Agreement provides that the Company will (i) secure the amount of holder’s advance with the Company’s inventory acquired by the Company, (ii) make weekly payments of principal and royalty to the holder, or monthly royalty payments, with principal due at maturity, and (iii) issue to the holder one share of restricted common stock of the Company for each dollar of funds advanced by the holder.

As of the date of this report, the Company has authorized to issue 1,437,453 restricted shares of common stock pursuant to the Supply Agreements.

Issuances to Consultants

From July 31, 2009 through the date of this report, the Company has authorized to issue a total of 741,077 restricted shares of common stock, and three-year warrants to purchase a total of 61,000 shares of common stock at an exercise price of $0.60 per share, to three consultants.

Exemptions from Registration

The offer and sale of the Debentures, Warrants, and Notes, and common stock of the Company pursuant to the various agreements and transactions described above were not registered under the Securities Act of 1933, in reliance upon exemptions from registration available for private sales of securities under Section 4(2) of the Securities Act and Regulation D promulgated under the Securities Act. The Company has reason to believe that all investors and lenders were accredited investors.

Summary of Equity Outstanding

As of the date of this report, the Company has issued and outstanding 12,806,146 shares of common stock, warrants to purchase 5,581,000 shares of common stock exercisable at prices ranging from $0.334 to $0.60, options to purchase 2,405,000 shares of common stock exercisable at prices ranging from $1.01 to $1.54, and 1,200,000 shares of Preferred Stock (Series A and B), convertible into shares of common stock at a current conversion ratio of 30 common shares for each share of preferred, after March 3, 2011.

Subsequent to the period end date, on October 7, 2009 the Company issued 99,999 shares of common stock, valued at $119,999, as part of a sales incentive for NextFit Affiliates.

The options, shares and warrants were all issued pursuant to exemptions from registration under Regulation D. No commissions were paid and no brokers were involved in the transactions.

Item 3. Defaults Upon Senior Securities.

None

Item 4. Submission of matters to a vote of security holders.

None.

Item 5. Other Information.

None

Item 6. Exhibits.

Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-K.

SEC Ref. No.	Title of Document	Location

10.1	Form of Debenture	Attached

10.2	Form of Subscription Agreement	Attached

10.3	Form of Warrant to Purchase Common Stock	Attached

10.4	Form of Promissory Note	Attached

10.5	Form of Purchase and Supply Loan Agreement	Attached

31	Certification of the Principal Executive Officer/ Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Attached

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002	Attached

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this 10-Q report to be signed on its behalf by the undersigned thereunto duly authorized.

NEXTFIT, INC.

(Registrant)

Date: November 17, 2009	/s/ Teri Sundh
Chief Executive Officer

/s/ Robert Reitz
Chief Financial Officer